Form 10QSB
period 1996-04-30
WIZ TECHNOLOGY INC
filed 1996-09-23
CIK 914282

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended April 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-12726

                                               WIZ TECHNOLOGY, INC.
         (Exact Name of Small Business Issuer as specified in its Charter)


            Nevada                                                 33-0560855
State or other Jurisdiction of                                I.R.S. Employer
Incorporation or Organization                              Identification No.)


                            32951 Calle Perfecto, San Juan Capistrano    92675
                            (Address of principal executive offices) (Zip Code)

                                                  (714) 443-3000
                                            (Issuer's telephone number)

           Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes   X           No

           Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                                         8,618,558
- ----------------------------------                        ----------------------
Title of Class                                     Number of Shares outstanding
                                                              at April 30, 1996

                                             WIZ TECHNOLOGY, INC.

                                             CONSOLIDATED  BALANCE SHEETS

                                                        April 30,       July 31,
                                                        1996              1995
ASSETS

Current Assets:
    Cash and cash equivalents                       $1,280,668   $   101,994
    Accounts receivable, net of allowance
        for doubtful accounts of $132,856
        and $80,953 as of April 30, 1996 and
        July 31, 1995, respectively                  2,401,263     1,078,854
        Notes  receivable from stockholders            151,732       428,731
        Inventories                                  1,216,484     1,000,618
        Prepaid  expenses and other assets             923,962        32,731
        Employee advances                               47,123         7,615
             Total current assets                    6,021,232     2,650,543


Property and equipment, net                            937,280        688,414


License agreements, net                              3,606,251
Software development  costs, net of accumulated
     amortization of $250,749 and $19,727 as of
     April 30, 1996 and July 31, 1995, respectively    782,883        397,755
Certificate of deposit                                 100,000        100,000
Covenants not to compete, net of accumulated amortization
     of $289,716 and $179,372 at April 30, 1996 and
     July 31, 1995, respectively                       699,662        210,003
Note receivable, net                                    13,129         26,129
Other assets                                           190,360         20,897

                  Total assets                     $12,350,797     $4,093,741




Continued

See accompanying notes.

                                             WIZ TECHNOLOGY, INC.
                                             CONSOLIDATED BALANCE SHEET

                                               April 30,              July 31,
                                                  1996                  1995
LIABILITIES  & STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                       $1,235,364              $869,872
         Accrued expenses                          274,018                60,904
         Accrued salaries and  wages               166,338               106,912
         Current maturities of long-term debt      617,811                59,759
         Income taxes payable                       31,707
         Convertible debt to related party          80,000                80,000
                  Total current liabilities      2,405,238             1,177,447
Long-term debt                                     249,426               112,131
                  Total liabilities              2,654,664             1,289,578

Commitments and contingencies

Stockholders' equity
         Preferred stock - $.001 par value:
              10,000,000 shares  authorized
              Series A Convertible Preferred
                   Stock, 1,600 shares issued and
                   outstanding as of April 30, 1996,
                   liquidation preference of             2
              Series B Convertible Preferred Stock,
                   1,200,000 shares  issued and
                   outstanding as of April 30        1,200
         Common stock - $.001 par value:
         50,000,000 shares authorized; 8,618,558
         and 8,020,529  shares issued and
         outstanding as of April 30, 1996
              and July 31, 1995,
              respectively                           8,618                 8,021
         Common stock committed                    150,000
         Additional paid-in capital-Preferred    4,250,298
         Additional paid-in capital-Common St    7,512,035             5,736,681
         Services receivable for common stock
              issued                               (53,425)            (131,400)
         Note receivable from stockholder         (157,500)
         Accumulated deficit                    (2,015,095)          (2,809,139)
                  Total  stockholders' equity    9,696,133             2,804,163
                  Total liabilities
                   and stockholders'
                       equity                  $12,350,797            $4,093,741

See accompanying notes.




                               WIZ TECHNOLOGY, INC.

                               CONSOLIDATED  STATEMENTS OF INCOME

                                                       For the                       For the
                                                       Nine Months Ended             Three Months E
                                                       April 30,                     April 30,
                                                  1996       1995               1996       1995


Net revenues                                $6,336,879    $2,124,157      $2,701,999      $599,498

Costs and expenses
         Cost of revenues                    3,241,066     1,067,624       1,457,655       304,923
         Selling, general and
              administrative  expenses       2,207,437     1,515,605         896,951       276,503
                  Total costs and expenses   5,448,503     2,583,229       2,354,606       581,426
Income (loss) from operations                  888,376      (459,072)        347,393        18,072

Other income (expense):
         Interest income                        58,265        57,670          23,749        20,963
         Interest expense                      (93,247)      (32,055)        (42,181)      (11,546)
         Other                                 (27,643)       14,932         (45,083)        5,791
                  Total other income (expen    (62,625)       40,547         (63,515)       15,207

Income (loss) before income taxes              825,751      (418,526)        283,878        33,279


Provision for income taxes                      31,707             0          10,903             0
Net income (loss)                             $794,044     ($418,526)       $272,975       $33,279
Net income (loss) per share of common stock:
              Primary                            $0.09        ($0.05)          $0.03        ($0.01)
              Fully diluted                      $0.09        ($0.05)          $0.03        ($0.01)
Weighted average number of shares outstanding:
              Primary                        8,957,422     8,213,863       9,660,961     8,227,706
              Fully diluted                  9,257,189     8,213,863      10,515,342     8,227,706





See accompanying notes.



                              WIZ TECHNOLOGY, INC.

                                                               CONSOLIDATED STATEMENTS OF CASH
FLOWS

                                                                         For the                      For the
                                                                       Nine Months Ended            Nine MonthsEnded
                                                                       April 30, 1996               April 30, 1995
Cash flows from operating activities:
         Net income (loss)                                   $794,044     ($418,526)
 Adjustments to reconcile net income to net cash
     (used)  by operating activities:
         Depreciation and amortization                        295,935       171,576
         Amortization of software development costs           231,023
         Allowance for doubtful accounts                                    51,903                       (1,792)
         Provision for uncollectible note receivable                        13,000
         Reserve for obsolete inventories                                   68,271
         Deferred rent                                                                                   (5,092)
         Common stock issued for services rendered                         310,412                      115,160
         Services received for common stock
              previously issued                                             77,975                        4,366
         Gain on sale of assets                                             21,299
         Changes in operating assets and liabilities:
              Accounts receivable                                         (974,839)                     (86,864)
              Inventories                                                 (774,597)                    (706,913)
              Prepaid expenses and other assets                           (132,281)                    (232,823)
              Employee advances                                            (39,508)
              Accounts payable                                            (620,551)                     (16,344)
              Accrued expenses                                             121,407                      (49,767)
              Deferred revenue                                                                         (171,753)
              Customer deposits                                                                           5,959
              Accrued salaries and  wages                                  (36,449)                     (24,961)
              Accrued interest                                                                           12,724
              Income taxes payable                                          31,707
                  Net cash (used in) operating activities                 (561,249)                  (1,405,050)

Cash flows from investing activities:
         Purchases of property and equipment                              (156,572)                     (85,410)
         Increase in notes receivable                                      (48,001)                      (6,692)
         Collections of notes receivable                                   325,000                     (250,835)
         Proceeds from  available-for-sale securities                                                   516,183
         Other assets                                                     (156,868)                     (21,462)
         Software development costs                                       (515,612)





                  Net cash provided by (used by) investing
                      activities                                          (552,053)                     151,784

Cash flows from financing activities:
         Proceeds from issuance of Series A Convertible
              Preferred stock, net                                       1,800,000
         Proceeds from issuances of common stock                                                          4,609
         Proceeds  from exercises of common stock options                   37,500
         Proceeds from long-term debt                                      500,000
         Principal payments on long-term debt                              (45,524)                     (10,353)
                  Net cash provided by (used in)
                       financing activities                              2,291,976                       (5,744)

         Net increase (decrease) in cash and cash equivalents            1,178,674                   (1,259,010)
         Cash and cash equivalents at beginning of period                  101,994                    1,444,335

         Cash and cash equivalents at end of period                     $1,280,668                     $185,325

Supplemental disclosure of cash flows information Cash paid during the year for:
              Interest                                                     $51,996                      $32,055
              Income taxes                                                      $0                           $0





Continued
See accompanying notes

WIZ TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended April, 30, 1996 and 1995

Supplemental noncash investing and financing activities:

During 1996, the Company completed the following transactions:

Issuance of 300,000 shares of common stock and 1,200,000 shares of Series B Preferred Stock in exchange for the net assets of Q & A Sales and Marketing, Inc.

Conversion of 400 Shares of Series A Convertible Preferred Stock at a value of $360,000 for 133,527 shares of common stock.

Issuance of 45,000 shares of common stock with a value of $157,500 in exchange for a note receivable.

Issuance of 58,176 shares of common stock with a value of $310,412 in exchange for services.

Issuance of 25,332 shares of common stock with a value of $100,539 in exchange for software development costs.

Issuance of 10,000 shares of common stock in exchange for an account receivable with a value of $30,000.

Exchange of inventories for advertising credits valued at $751,045.

Automobiles   valued  at  $141,534   received  in  exchange  for  capital  lease
obligations.

Common stock committed of $150,000 in exchange for a license agreement and an 18 % profit participation in the licensee's gross profits.

                                 WIZ TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Nine Months Ended April 30, 1996 and 1995

NOTE 1 - UNAUDITED INTERIM FINANCIAL INFORMATION

The interim financial statements are unaudited, but in the opinion of the management of WIZ Technology, Inc., (a Nevada corporation) and its wholly-owned subsidiaries, Wiz Technology, Inc. (a California corporation), Q & A Software Company and CAPOTEC Intranet Business Solutions ("the Company"), contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at April 30, 1996, the results of operations for the three and nine months ended April 30, 1996 and 1995, and the changes in cash flows for the nine months ended April 30, 1996 and 1995. The results of operations for the three and nine months ended April 30, 1996 and 1995 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 1996. All intercompany transactions have been eliminated in consolidation. Reference is made to the Company's Form 10-KSB for the year ended July 31, 1995. As of March 9, 1996, the Company has reflected the purchase of Q & A Sales and Marketing (see Note 4) and the results of operations and cash flows on a combined basis from that date through April 30, 1996.
CAPOTEC Intranet Business Solutions ("CAPOTEC") was established as a wholly-owned subsidiary of the Company in April 1996 to conduct intranet system marketing and sales.

NOTE 2-NOTE RECEIVABLE

On December 15, 1995, an agreement was entered into with a consultant whereby the consultant was granted 45,000 options to acquire 45,000 shares of Common Stock at the then fair market value. The consultant subsequently exercised the option and was issued the Common Stock in exchange for a promissory note bearing interest at an annual rate of 8%. The note is due and payable on or prior to July 31, 1996. This note is reflected as a contra equity account on the balance sheet.

NOTE 3-SERIES A CONVERTIBLE PREFERRED STOCK

In November 1995, the Company issued 2,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") and warrants to purchase 125,000 shares of Common Stock in exchange for $1,800,000, net of issuance costs of $200,000. The holders of the Series A Preferred are entitled to receive dividends, when and as declared, at the rate of $80 per share, payable semiannually, commencing July 1, 1996. The Series A Preferred carries a liquidation preference of $1,000 per share. Each share of Series A Preferred is convertible into Common Stock of the Company at the rate of $1,000 divided by the lower of 80% of the fair market value of the stock on the date of conversion or $3.4375. The holders of the Series A Preferred are restricted as to the number of shares which can be converted during various times during the period between December 26, 1995 and April 5, 1996 at which time all remaining shares may be converted. The related warrants expire on November 1, 2000. Of the 125,000 shares which can be purchased under these warrants, 100,000 carry an exercise price of $3.4375 per share while the remaining 25,000 have an exercise price of $4.00 per share.

NOTE 4-ACQUISITIONS

In March 1996, the Company entered into an agreement with AIM Software, Inc. ("AIM") whereby the Company obtained an exclusive license to make, use and sell a software product known as Lunar Landing. The Company has committed to exchange 30,000 shares of common stock valued at $5 per share for an 18% profit participation in the overall profits of AIM. Additionally, the Company is committed to pay a royalty of 10% of the gross sales price for each product sold.

In March 1996, the Company acquired all of the outstanding shares of Q & A Sales and Marketing ("Q & A") by the merger of Q & A into a newly formed Nevada subsidiary of the Company. In connection with the merger, Q & A's name was changed to Q & A Software Company.

The Company issued 300,000 shares of common stock and 1,200,000 shares of Series B Preferred Stock, each share of which is convertible into one share of common stock at various times from August 7, 1996 through May 10, 1998, to the stockholders of Q & A. The transaction was accounted for as a purchase. The purchase price of $4,865,000 was allocated to assets and liabilities as follows:


           License agreement                                       $3,500,000
           Covenant not to compete                                    600,000
           Accounts receivable                                        369,000
           Inventories                                                261,000
           Other assets                                               135,000
           Accounts payable                                          (986,000)
           Accrued expenses                                          (188,000)
           Other liabilities                                          (99,000)


The license agreement acquired in this transaction provides the Company the worldwide, exclusive rights to sell intranet systems to the public at large or to retailers, wholesalers, distributors or original equipment manufacturers. These systems are based on internet technology and use a relational database to create dynamic and interactive home pages.


The financial statements reflect the purchase of Q & A as of March 1996 and include the combined results and cash flows of the Company and Q & A from March 1996 through April 30, 1996. Had the companies been combined as of the beginning of all periods presented, the results would have been as follows:


                              For The Nine Months           For The Three Months
                             Ended April 30,                    Ended April 30,
                             1996    1995                          1996                 1995

 Net revenues           $8,620,364    $  3,818,177                   $3,076,331        $1,158,524

Income (loss)
  from operations         138,439        (332,789)                     226,440           144,355

Net income (loss)   $      43,340       ($309,220)                 $   157,668       $   103,038

Net income (loss) per
                share of common stock

Primary             $         nil   $           (.04)                $       .02   $          .01
Fully diluted       $        nil       $        (.03)                $       .01   $          .01

Weighted average
 number of shares

 Primary                10,080,998        8,920,541                 10,080,998           8,920,541
 Fully diluted          10,935,379       10,034,016                 10,935,379          10,034,016


NOTE 5-SUBSEQUENT EVENTS

The Company is engaged in various lawsuits. The Company intends to vigorously defend itself in these matters and it believes that any loss would not have a material adverse impact on the Company. See Legal Proceedings.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

           The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report. The Company is engaged in the business of developing and then marketing, both directly and through distributors, inexpensive computer software through traditional as well as non-traditional retail outlets for computer software such as supermarkets, discount stores, drug stores and airport gift shops. In the nine months ended April 30,1996, the Company continued its significant development efforts and released new product lines for sale which had been previously in development. Included in the new product releases were numerous new CD-ROM titles (including such titles as "Great Restaurants," "How to Play Craps," "Webster's Dictionary," "Ultimate Gambler," "White Wolf 10-Pack," and "The Great Golf CD") marketed under the names of White Wolf and Silver Coyote and various new titles released as 3 1/2" disks. In March 1996, the Company acquired Q & A Sales And Marketing ("Q & A") which was a competing company in the inexpensive software business. Its software titles and customers were, by and large, different from those of WIZ Technology, Inc. ("WIZ"). Additionally, Q & A held a license agreement with Digital Systems
Research, Inc. acquired by WIZ in the transaction which provided worldwide, exclusive rights to sell intranet systems to retailers, wholesalers and original equipment manufacturers.

           Revenues for the nine months ended April 30, 1996 consisted of sales of computer software and point-of purchase displays as well as intranet systems on a direct sale basis and through a distributor. Revenues for software sales are recognized upon shipment of product, less a reserve for estimated future product returns.

           The Company is placing new displays on a weekly basis to large, recognizable retailers throughout domestic and international markets. However, there can be no assurance that growth in revenues or profits will occur nor that the Company will continue to be profitable, and the specific levels of revenue and income, if any, in fiscal 1996 cannot be predicted.



Nine Months  Ended April 30,  1996  Compared to the Nine Months  Ended April 30,
1995.


           Revenues. Net revenues for the nine months ended April 30, 1996 were $6,336,879 compared to net revenues in the nine months ended April 30, 1995 of $2,124,157, an increase of $4,212,722 or 198.3%. The increase was due to sales of products totaling approximately $1,000,000 to distributors which were customers of Q & A as well as higher sales of existing as well as new product lines to existing national distributors, sales to new customers including CompUSA, Sav-On, Ingram Micro, GTI, Inc., Seagram USA and People's Drugs and the addition of new domestic and international accounts.

           Costs and Expenses. Total costs and expenses for the nine months ended April 30, 1996 were $5,448,503, compared to $2,583,229 for the nine months ended April 30, 1995 or an increase of $2,865,274. The increase in costs and expenses was due to an increase in costs of revenues of $2,173,442 and an increase in selling, general and administrative expenses of $691,832.

           Costs of revenues increased slightly as a percentage of net revenues from 50.3% for the nine months ended April 30, 1995 to 51.1% for the comparable period in 1996. During fiscal 1996, the costs of revenues for WIZ products decreased due to the continued refinements in the allocation of labor and overhead to product costs. This was offset by the sale of Q & A products in March and April 1996 which carried costs higher than those of WIZ products.

           Selling, general and administrative costs increased from $1,515,605 for the nine months ended April 30, 1995 to $2,207,437 for the comparable period in 1996. However, these costs as a percentage of net revenues decreased from 71.4% to 34.8% in 1995 and 1996, respectively. This very positive trend reflects the Company's conscious effort to hold these costs steady while sales volume increases. This was partially offset by hiring of additional administrative and sales personnel in March 1996 as a result of the acquisition of Q & A.

           Other Income/Expense. Interest income increased slightly in the nine months ended April 30, 1996 compared to April 30, 1995 due to cash available for investment as a result of a sale of preferred stock in November 1995. Interest expense increased as a result of the addition of $500,000 in new promissory notes, the issuance of the related stock options, and interest expense associated with the lease of automobiles. Net miscellaneous expense in 1996 resulted from a claim settlement of approximately $60,000 in April 1996 which was partially offset by gains on sales of property and equipment and other miscellaneous video monitors.

           Net Income. The Company's net income for the nine months ended April 30, 1996 was $794,044 as compared to a loss of $418,526 for the nine months ended April 30, 1995. This represents an increase of $1,212,570 which is largely attributable to the significant sales growth while holding product costs as a percentage of sales relatively constant and spreading selling, general and administrative costs over a larger sales volume thereby reducing these costs dramatically as a percentage of sales.


Three Months Ended April 30, 1996 Compared To The Three Months Ended April 30, 1995


           Revenues. Net revenues for the three months ended April 30, 1996 were $2,701,999 as compared to $599,498 for the three months ended April 30, 1995, an increase of $2,102,501 or 350.7 %. The increase was due to sales of products totaling approximately $1,000,000 to distributors obtained through the acquisition of Q & A as well as the release of new lines of CD-Rom titles and various other titles packaged as 3 1/2" disks. These releases resulted in increased sales volume to existing customers, as well as new customers in both domestic and international markets. Additionally, the Company signed a distribution agreement granting rights to sell intranet systems in Florida. One intranet system was sold directly to a customer.

           Costs and Expenses. Total costs and expenses for the three months ended April 30, 1996 were $2,354,606 as compared to $581,426 for the three months ended April 30, 1995 or an increase of $1,773,180. The increase in total costs and expenses was due to an increase in costs of revenues of $1,152,732 and an increase in selling, general and administrative expenses of $620,448.

           Costs of revenues increased as a percentage of net revenues from 50.9 % for the three months ended April 30, 1995 to 53.9% for the three months ended April 30, 1996. This increase as a percentage of sales resulted from the sale of inventories purchased from Q & A which carried higher costs than WIZ's inventories. Additionally, certain slow moving products were removed from inventory and destroyed in April 1996.

Selling, general and administrative costs increased from $276,503 for the three months ended April 30, 1995 to $896,951 for the comparable period in 1996. However, these costs as a percentage of net revenues decreased from 46.1% in 1995 to 33.2% in 1996. This decrease is attributable to the fact that in fiscal 1995 employees were hired in anticipation of increased production. In 1996, there was a reassignment of personnel from administrative positions to production responsibilities as production volume increased. This decrease was partially offset by increased hiring as a result of the Q & A acquisition.

           Other Income/Expense. Total other income and expense was a net $63,515 of expense for the three months ended April 30, 1996 as compared to other income of $15,207 for the three months ended April 30, 1995. The change resulted from increased interest expense due to the addition of $500,000 of promissory notes, a charge for warrants with exercise prices below fair market value, and interest on automobile leases. Additionally, a claim for approximately $60,000 was settled in April 1996.

           Net Income. The Company's net income for the three months ended April 30, 1996 was $272,975 as compared to net income of $33,279 for the comparable period of the prior year.

Liquidity and Capital Resources

           Cash and cash equivalents increased to $1,280,668 at April 30, 1996 compared to $101,994 at July 31, 1995. This increase of $1,178,674 resulted from changes as shown below.

                                     Nine Months Ended April 30,
                                                 1996              1995

Net cash (used in)
 operating activities                    ($561,249           (1,405,050)

Net cash (used in)
 provided by investing activities
                                              (552,053)         151,784
Net cash provided by
 (used in) financing activities          2,291,976              (5,744)

                    Cash flows used in operations for the nine months ended April 30, 1996 of $561,249 resulted from the following contributing factors:


           1. Accounts receivable increased to $2,401,263 as of April 30,1996 from $1,078,854 as of July 31, 1995. This was a direct result of increased sales in the first nine months of fiscal 1996 and the purchase of accounts receivable of approximately $369,000 through the acquisition of Q & A Sales and Marketing, Inc. ("Q & A").

               .
           2. Inventories increased to $1,216,484 as of April 30, 1996 from $1,000,618 as of July 31, 1995. This increase was a result of a build-up in CD-ROM finished goods inventory in anticipation of increased sales in the fourth quarter of fiscal 1996 and raw materials to meet future production requirements and the purchase of inventories of approximately $261,000 through the acquisition of Q & A. Additionally, in a noncash transaction, inventories were exchanged for advertising.
The result of this was a cash outlay of approximately $975,000 to build inventories to meet customer demands for increased sales.

           3. Accounts payable increased from $869,872 to $1,235,364. However, as a result of the acquisition of Q & A, accounts payable of $986,043 were assumed by the Company in March 1996. Net of those payables, the balance decreased to $249,321. The net decrease of $620,551 is a result of the payment of bills on a more timely basis.

           4. These factors were partially offset by the net income generated in the first nine months of fiscal 1996 of $794,044, an increase in accrued expenses of $121,407 (net of Q & A assumed accrued expenses of approximately $92,000) and various reconciling items.

           Cash flows used in investing activities of $552,053 were primarily the result of development of software product lines which will be available for future sales and purchases of property and equipment. These uses were partially offset by a collection of a note receivable.

           Cash flows from financing activities of $2,291,976 resulted primarily from the net proceeds obtained of $1,800,000 from the issuance of Series A Convertible Preferred Stock and the proceeds from promissory notes payable of $500,000.

           The  Company  is  negotiating   with  several  lenders  to  obtain  a
$1,500,000 line of credit, but there can be no assurance that any line of credit can be obtained.

           The Company introduced new lines of multimedia CD-ROM products to be sold in the United States and in international markets. These efforts have resulted in continued growth of accounts receivable, inventories, and software development costs. Since the acquisition of Q & A Sales and Marketing, Inc., the Company has begun marketing efforts of the intranet systems business which will require additional funding. Since inception, the Company has financed its cash flow requirements through cash generated from operations, the issuance of shares of capital stock and debt financing. As the Company expands , it may experience net negative cash flows from operations, pending receipt of sales revenues, and may be required to obtain additional financing to fund operations through offerings of its securities and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital through public or private issuance of equity or debt securities.

           The company leases its offices and working space under a four year lease.

           Inflation has not had a material impact on the Company's operations.


PART II.  OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

           On April 1, 1996, the Company was served with a lawsuit filed in Orange County Superior Court by the underwriter of its 1994 public offering, Strausbourger Pearson Tulcin Wolff Incorporated (the "Underwriter"). The Underwriter alleges that the Company's sale of a private placement in November 1995 violated a covenant in the underwriting agreement for the 1994 public offering not to sell any of its securities until February 9, 1996 without the Underwriter's consent.
The Company has answered the complaint denying all allegations and has also filed for arbitration with the NASD. The Company believes the lawsuit is without merit.

           On May 24, 1996, the Underwriter filed an additional complaint in Orange County Superior Court alleging that the Company had not complied with the Underwriter's demand to file a registration statement with the Securities and Exchange Commission to register the shares underlying the Underwriter's 182,000 Underwriter Warrants received in connection with the 1994 public offering. The complaint seeks damages of not less than $1,000,000. On June 6, 1996, the Company was served with an amended complaint seeking a writ of attachment. A hearing has been set for June 21, 1996. The Company believes the second lawsuit is without merit.

           The Company has been named in a respondent action for breach of contract and other business-related torts brought by Daisy Software, Inc. The action is pending before the American Arbitration Association and is scheduled to be arbitrated later this year. The Company has filed a counter-claim alleging numerous business-related torts and seeking punitive damages. The Company believes that the action filed by Daisy Software, Inc. is without merit.

Item 2.             CHANGES IN SECURITIES
                    None


Item 3.             DEFAULTS UPON SENIOR SECURITIES
                    None


Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) An annual meeting of shareholders was held on April 22, 1996.
           (b) At the meeting, Mar-Jeanne Tendler, Arthur Tendler, Willie Woods and Bruce Gilgen were reelected as directors.
           (c) The shareholders approved an increase in the number of shares authorized to be issued under the 1992 Stock Option Plan from 800,000 to 2,000,000 and ratified the selection of Coopers & Lybrand

L.L.P. as auditors for the 1996 fiscal year. The following is the summary of the votes cast at the meeting.

           Election of Directors:
                    A. Tendler       M.J. Tendler       G. Gilgen       W. Woods

For                 6,585,858         6,585,858           6,585,858    6,585,858
Withheld                2,700             2,700               2,700        2,700

           Amendment to the 1992 Stock Option Plan--votes cast for the approval were 4,671,963, votes against 64,450, and abstain 8,725.

           Ratification of Coopers & Lybrand L.L.P.---votes cast for the ratification were 6,581,658, votes against 700, and abstain 6,200

Item 5.             OTHER INFORMATION
                    None


Item 6.             EXHIBITS AND REPORTS ON FORM 8-K


                    (b)   Reports on Form 8-K:

                    An 8-K dated March 12, 1996, as amended by a Form 8-K/A, was filed to report Items 2, Acquisition or Disposition of Assets, and 7, Financial Statements and Exhibits, to report the acquisition of Q & A Sales Marketing, Inc. ("Q & A"). Included were the financial statements of Q&A for the year ended December 31, 1995 and the period inception (March 30, 1994) to December 31, 1994, and pro forma financial statements on the acquisition.


                                                        SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:      June 11, 1996
                                     By:/s/ Arthur S. Tendler
                                       Arthur S. Tendler

                                       President and duly authorized
                                        Officer