Form 10KSB/A
period 1996-07-31
WIZ TECHNOLOGY INC
filed 1996-11-04
CIK 914282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT
         OF 1934 for the fiscal year ended July 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 1-12726

                              WIZ TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)


         Nevada                                         33-0560855
(State or other jurisdiction of                (I.R.S. Employer Identification)
incorporation or organization)
32951 Calle Perfecto, San Juan Capistrano                                92675
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number:  (714) 443-3000

         Securities Registered Pursuant to Section 12(b) of the Act:

                  Title of each class Name of each exchange on which  registered
             Common Stock, $.001 par value American Stock Exchange - Emerging Company Marketplace

         Securities Registered Pursuant to Section 12(g) of the Act: None


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The revenues of the Issuer for the fiscal year ended July 31, 1995 were $3,680,634.

         The aggregate market value of the voting shares held by non-affiliates of the Registrant, based upon the closing sale price of Registrant's Common Stock on October 4, 1995 of $4-5/16, was $13,718,325. Common Stock held by each officer and director of the Issuer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of outstanding shares of the Registrant's common shares as of October 4, 1995 was 8,058,111.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format        Yes           No   X

                                    PART III


Item 12.  Certain Relationships and Related Transactions



         On July 31, 1992, Mar-Jeanne and Arthur Tendler, officers and directors, loaned $185,000 to the Company at 8% interest due August 1, 1993. In July 1993 the interest rate on the loan was increased to 10% and the maturity of the loan was extended so that $75,000 was due on or before December 31, 1993, and the remainder was due on July 31, 1994. The due date of the remainder of the loan payable to the Tendlers was extended to June 30, 1995. Interest of $17,618 and $15,869 accrued, respectively, in fiscal 1995 and 1994. The loan was repaid in July 1995 as described in the following paragraph.

         In June and July 1994 the Company loaned to Mar-Jeanne and Arthur Tendler $200,000 and to Bruce Gilgen loaned $32,988 at a rate of 5% per annum. $25,000 of Mr. Gilgen's debt is represented by a promissory note and the balance is additional borrowings and accrued interest. As of July 31, 1995, the amount owed by the Tendlers, including accrued interest, was $210,930. This loan was paid by the cancellation of debt owed by the Company described in the foregoing paragraph to the Tendlers in the amount of $182,741, and the payment by Mr. Tendler of $28,189 in cash for a total of $210,930 including interest. Mr. Gilgen's note is due June 5, 1996.

         In fiscal 1995 the Company exchanged prepaid legal fees on behalf of Mar-Jeanne and Arthur Tendler in the amount of $69,596 and in return the Tendlers executed a promissory note in favor of the Company due July 31, 1996. This note is non-interest bearing.

         In August 1992, the Company adopted the 1992 Stock Option Plan, under which plan three year non-qualified options to purchase 100,000 shares at $1.50 per share were granted to each of Mar-Jeanne Tendler, Arthur Tendler, and Bruce Gilgen. These options were extended until August 1997. In fiscal 1994, the Company granted, under the 1992 Stock Option Plan options, to purchase 100,000 shares at a price of $3.00 per share, to each of Mar-Jeanne Tendler, Art Tendler, and Bruce Gilgen. In each of fiscal 1995 and 1996, the Company granted, outside the 1992 Stock Option Plan, three-year options to each of these persons to purchase 100,000 shares at a price of $3.00 and $3.25 per share, respectively. No options have been exercised to date.

         On August 10, 1991, the parents of Mar-Jeanne Tendler, Gerson and Elaine Lacoff, loaned $15,000 to the Company with interest at 10% for working capital. At the option of the holder, accrued interest and principal are convertible into shares of Common Stock at a price of $1.50 per share. An additional $5,000 and $60,000 were loaned on October 24, 1992 and December 30, 1992 respectively on the same terms. The three loans have been consolidated into a single promissory note in the amount of $80,000 payable on demand or convertible into 53,333 shares of Common Stock at the option of the holder, with interest payments due on the first day of each calendar quarter. The Company issued 10,000 additional shares in connection with the making of these loans. Interest of $8,667 and $7,739 was incurred in the years ended July 31, 1995 and 1994, respectively.

         On April 1, 1994, the Company entered into a consulting agreement (the "Consulting Agreement") with Stuart Wertzberger, pursuant to which Mr. Wertzberger will be employed by the Company as a consultant at the rate of $4,000 per month for 25 months. Mr. Wertzberger will also receive, pursuant to a covenant not to compete for a term of 36 months described in the Consulting Agreement, 200,000 shares of the Company's Common Stock at the rate of 5,556 shares per month. In order to provide for the release of shares to Mr. Wertzberger, the Company and Mr. Wertzberger entered into a trust agreement, also dated April 1, 1994.

         Effective April 1, 1995, the Company entered into a two-part agreement with an unrelated third party to provide financial and investor relations advice to the Company in exchange for 75,000 shares of the Company's unregistered common stock. Due to the restrictions on the access and salability of the shares, the Company discounted the value of the shares by 30%. Under the first part of the agreement, 50,000 shares represented compensation for services to be rendered from April 1, 1995 to April 30, 1997. As of July 31, 1995, $66,150 of services not yet rendered was included in services receivable for common stock issued. Under the second part of the agreement, 25,000 shares represented consideration under a covenant not to compete for the three-year period ending March 31, 1997. Those shares will remain restricted until the end of the term. The covenant not to compete is being amortized using the straight-line method over the three-year term of the agreement. Amortization expense related to this covenant for the year ended July 31, 1995 was $4,375.

         On August 8, 1994, the Company loaned to James M. Duarte, legal counsel to the Company, $150,000 (the "Loan"), payable at a rate of $25,000 per month, with no interest, commencing 30 days from the date of registration with the Securities and Exchange Commission of Mr. Duarte's 186,364 shares of Common Stock, provided such registration occurred not later than October 31, 1994. As consideration for the Loan and subsequent loans in the amount of $175,000 for a total of $325,000, Mr. Duarte agreed to sell not more than 50,000 shares per month unless otherwise consented by the Company. Said limitation on the number of shares sold by Mr. Duarte was not to apply, however, if the price of the Company's Common Stock increased to $5.00 per share or decreased to $1.50 per share or if the stock was not registered and freely tradeable by October 31, 1994. The shares were not registered by October 31, 1994. The Loan was collateralized by Mr. Duarte's pledge of 100,000 shares of the Company and was repaid by December 1995 by an unrelated third party who acquired the shares from Mr. Duarte.

         The Company has a $100,000 certificate of deposit at Mariners Bank, which collaterlizes a personal obligation of Mar-Jeanne and Arthur S. Tendler. The underlying obligation is due in February 1997.


         Mr. Woods was elected to the board of Directors in March 1996 in connection with the acquisition of Q&A
Sales Marketing, Inc. Mr. Woods is Chairman and C.E.O. of Digital Systems Research Inc., which was the majority shareholder of Q&A Sales Marketing, Inc.

         Management believes the terms of the foregoing transactions were no less favorable to the Company than would have been obtained from independent third parties for similar transactions.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 1996.


                                                           WIZ TECHNOLOGY, INC.


                                                        By:    /s/ M. J. Tendler
                                                                  M. J. Tendler
                                                         Chief Executive Officer