Form 10QSB
period 1996-10-31
WIZ TECHNOLOGY INC
filed 1996-12-16
CIK 914282

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 31, 1996

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

                                             Yes            No    X

         Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                                         9,087,593
----------------------------------                       ----------------------
Title of Class                                      Number of Shares outstanding
                                                             at October 31, 1996



                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                                              October 31, 1996


ASSETS
Current Assets:
        Cash and cash equivalents                                                                                    665,341
        Accounts Receivable, net of allowance
               for doubtful accounts of $607,653                                                                   1,911,002
        Notes receivable                                                                                             137,415
        Notes receivable from stockholders                                                                           103,596
        Prepaid expenses and other assets                                                                            510,086
        Inventories                                                                                                  987,456
        Employees advances                                                                                            48,406

               Total current assets                                                                                4,363,302
        Property and Equipment net                                                                                   808,646
        License agreement,
               net accumulated amortization of $218,745                                                            3,281,255
        Software development costs                                                                                   171,485
        Certificate of deposit                                                                                       100,000
        Covenants not to complete,
               net of accumulated amortization of $414,608                                                           574,767
        Other assets                                                                                                 180,167

               Total assets                                                                                        9,479,622

                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
        Obligations under capital leases, current                                                                    101,109
        Accounts payable                                                                                             734,220
        Accrued expenses                                                                                             193,539
        Accrued salaries and wages                                                                                   246,425
        Notes payable                                                                                                500,000
        Accrued settlement expense                                                                                   140,000
        Convertible debt to related party                                                                             80,000
               Total current liabilities                                                                           1,995,293
          7% convertible debentures                                                                                1,212,500

        Obligations under capital leases, noncurrent                                                                 189,081

               Total liabilities                                                                                   3,396,874
        Commitments and contingencies

        Stockholders' equity:
        Preferred stock, $.001 par value, 10,000,000 shares authorized
               Series A, 1,050 shares issued and outstanding                                                               1
               Series B, 1,200,000 shares issued and outstanding                                                       1,200
        Common stock, $.001 per value, 50,000,000 shares authorized
          8,935,581 shares issued and outstanding                                                                      9,067
        Additional paid-in capital preferred                                                                       3,226,500





        Additional paid-in capital-common                                                                          9,207,720
        Services receivable for common stock issued                                                                 (18,900)
        Note receivable from stockholder                                                                           (157,500)
        Accumulated deficit                                                                                      (6,185,340)
               Total stockholders' equity                                                                          6,082,748

               Total liabilities and stockholders' equity                                                            9,479,622

                                                               3


                       WIZ TECHNOLOGY INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             For the              For the
                                                                                        Three Months Ended   Three Months Ended
                                                                                         October 31, 1996    October 31, 1995


Net Revenues                                                                                   1,319,175           2,046,032

Costs and expenses:
        Cost of Revenues                                                                         599,689             968,649
        Selling, general and administrative expenses                                             949,857             675,440
        Research and development
               Total costs and expenses                                                        1,549,546           1,644,089

               Income (loss) from operations                                                   (230,371)             401,943


Nonoperating expenses (income):
        Interest income                                                                            8,367               8,100
        Interest expense                                                                        (23,436)            (30,275)
        Other                                                                                    (3,223)              37,578

               Total nonoperating expenses (income)                                             (18,292)              15,403

               income (loss) before income taxes                                               (248,663)             417,346

        Provision for income taxes                                                                                    16,694
               Net income (loss)                                                               (248,663)             400,652

        Net income (loss) per share                                                               (0.03)                0.05

        Weighted average number of common shares outstanding                                   8,352,183           8,583,253


                                                               4


                       WIZ TECHNOLOGY INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the                For the
                                                                                        Three Months Ended   Three Months Ended
                                                                                        October 31, 1996       October 31, 1995

Cash flows from operating activities:
  Net (loss) income                                                                     $      (248,663)       $     400,652
  Adjustments to reconcile net loss to net
  cash used by operating activities:
        Depreciation and amortization                                                            219,318              82,774
        Amortization of software development costs                                                33,196              32,185
        Allowance for doubtful accounts                                                                               29,121
        Allowance for slow-moving/obsolete inventories                                                               121,718
        Stock issued for services rendered                                                                           214,179
        Services rendered for stock previously issued                                              9,450              27,825
        Gain on sale of assets                                                                                        16,489
        Additions to software development costs
        in exchange for common stock-subscribed                                                                       46,875

  Changes in operating assets and liabilities:

        Accounts receivable                                                                      (7,003)           (400,382)
        Inventories                                                                               11,358           (284,643)
        Prepaid expenses and other assets                                                        (4,405)            (27,145)
        Accounts payable                                                                       (709,338)              30,355
        Accrued expenses                                                                       (269,547)              56,480
        Accrued salaries and wages                                                              (11,345)              21,729
        Income taxes payable                                                                                          16,694

               Net cash (used) provided by investing activities                                (976,979)             384,906
  Cash flows from investing activities:
        Purchases from property and equipment, net                                               (3,318)            (25,991)
        Increase in notes receivable                                                            (10,000)
        Decrease in notes receivable from stockholders                                                                75,000
        Decrease in employee advances                                                                503               1,925
        Increase in other assets                                                                  24,802             (8,850)
        Capitalized software development costs                                                   (5,500)           (449,417)

               Net cash (used) provided by investing activities                                    6,487           (407,333)
  Cash flows from financing activities:
        Proceeds from issuance of long-term debt                                               1,212,500             500,000
        Principal payment on long term debt                                                     (27,638)            (13,587)

               Net cash provided by financing activities                                       1,184,862             486,413

               Net increase (decrease) in cash                                                   214,370             463.986
               Cash at beginning of period                                                       450,971             101,994

               Cash at end of period                                                             665,341             565,980




WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended October 31, 1995 and October 31, 1996


NOTE 1 - UNAUDITED INTERIM FINANCIAL INFORMATION

The interim financial statements are unaudited, but, in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at October 31, 1996, the results of operations for the three months ended October 31, 1996 and October 31, 1995, and the cash flows for the three months ended October 31, 1996 and October 31, 1995. The results of operations for the three months ended October 31, 1996 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 1997.

NOTE 2 - CONVERTIBLE DEBENTURES

On October 14, 1996, the Company issued 7% Convertible Debentures in exchange for $1,212,500 net of issuance costs. These debentures mature on October 14, 1999. The related interest compounds annually and is payable on a semi-annual basis commencing six months after the date of the Debentures. The Debentures may be converted, at the holder's option, up to 33 1/3% of the aggregate original principal amount beginning after the 90th day following the date of the issuance; 66 2/3% after the 125th day; and 100% after the 170th day. The conversion price shall be equal to the: 1) lesser of 110% of the average closing bid price (as reported on the American Stock Exchange) of the Company's common stock for the 5 consecutive trading days ending on the trading day immediately preceding the date of the agreement, or, 2) 82% of the average closing bid price of the Company's common stock for the 5 consecutive trading days ending on the trading day immediately preceding a Conversion Date, as defined. In conjunction with the issuance of the Debentures, the Company granted warrants to purchase 37,500 shares of common stock at an exercise price of $5 per share. These warrants expire on October 14, 1999.

As the Company failed to file its Form 10-KSB for the year ended July 31, 1996 on a timely basis, these Debentures are technically in default. Management believes that the default will be cured with the filing of the Form 10-KSB for the year ended July 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
         CONDITION
(a)      Plan of Operation
The Company expects to continue its expansion of its core business of the sale of low-budget software sales for at least the next twelve months. In addition, the Company will expand its marketing of the sale of intranet software applications to other companies. At present the intranet sites which are currently being developed are expected to be completed by March, 1997. Currently, the Company has three contracts to develop such sites. Management has not projected potential revenues of this source of income, has not projected the effect on operations of this source and is not dependent upon the ultimate realization of that income. The Company will continue to operate as if its primary source of income is from the sale of low-budget software.

On October 14, 1996, the Company issued 7% Convertible Debentures in the principal sum of $1,250,000 which mature on October 14, 1999 (see Notes to Consolidated Financial Statements). Management believes cash provided by the issuance of these Debentures combined with other current working capital will be sufficient to meet all cash needs for on-going operations for at least the next twelve months. Management has no plans to seek funds from outside sources at the present.

The Company does not expect to incur material research and development costs for the next twelve months. Management believes there are sufficient software titles in the Company's library which can be marketed effectively. The Company also has no plans to purchase a plant or significant equipment in the foreseeable future, nor will it add a significant number of employees to the company operations.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations
The most significant changes in financial condition from fiscal year end July 31, 1996 to October 31, 1996 include the issuance of the Convertible Debentures discussed above. At October 31, 1996, capital was $6.1 million to total liabilities of $3.4 million resulting in an equity to debt ratio of 1.8:1. Working capital at the same period was $2.4 million. In addition, the Company reduced trade accounts payable and accrued expenses by approximately $1.0 million.

Sales for the period ended October 31, 1996 vs. October 31, 1995 were $1.3 million to $2.0 million respectively. This is a decline in sales of 35% along with a decrease in the related cost of sales of 38%. Management believes an anticipated lackluster Christmas season is the reason for this decline, noting that retailers are placing these seasonal sales later this year.

The 41% increase in selling, general and administrative expenses is the result of the additional costs incurred and employees hired associated with the 1996 fourth quarter purchase of Q&A Sales and Marketing previously reported. The decrease in sales concomitantly with the increase in expenses resulted in the October 31, 1996 loss reported of approximately $249,000 compared to the $400,000 profit reported at October 31, 1995. The loss includes non-cash expenses of $252,000 recorded in the first quarter of 1996 comprised of depreciation and amortization charges.

Foreign currency fluctuations have not had a material effect on the Company's results of operations.


                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Except as set forth below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

The Company has filed, on March 23, 1994, a lawsuit against $5.99 Store, Craig Larson and Andrea Larson, former distributors of the Company (collectively, the "Defendants"), in the Supreme Court of British Columbia, Canada, for the debt owed by the $5.99 Store to the Company, and breach of the distribution agreement entered into by the Company and the Defendants. In the lawsuit, the Company alleges that the Defendants continue to use the Company's trademarks and represent themselves as the owners of such trademarks without the consent of the Company. Furthermore, the Company alleges the breach of an agreement with the Defendants, pursuant to which the Company agreed to extend credit to the Defendants. The Company seeks damages in the amount of $477,418.75 (Can) for the price of goods sold and delivered to the Defendants and for the financing charges associated therewith. The lawsuit further alleges that the Defendants failed to conduct their business affairs in a professional manner, in breach of the distribution agreement. The Company terminated said distribution agreement with the Defendants on February 10, 1994. The Company seeks also an injunction restraining and enjoining the Defendants from selling and distributing of the Company's goods without the Company's consent. The Company obtained a judgment in this litigation in the amount of $364,000 (Can), but collection of the judgment has been stayed pending appeal and resolution of the counter suit described below. The Defendants have appealed the judgment.

On March 21, 1994, $5.99 Computer Software Store (Canada), Inc. (the "Plaintiff") filed a lawsuit in the Supreme Court of British Columbia, Canada, against the Company in which it alleges a breach of the distribution agreement by the Company. The Plaintiff seeks unspecified damages and an injunction restraining the Company from distributing its products in Canada. A trial date has been tentatively scheduled for September, 1998 to resolve outstanding issues with respect to this matter.

Although the Company believes it has successfully challenged Plaintiff's claims, in the event the Plaintiff was successful, the Company believes that the impact would neither be material nor have a material adverse impact on the Company. There can be no assurance that the Plaintiff and others will not bring claims against the Company nor that the Company can successfully challenge each such claim.

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

On May 24, 1996, the Underwriter filed an additional complaint in Orange County Superior Court alleging that the Company had not complied with the Underwriter's demand to file a registration statement with the Securities and Exchange Commission to register the shares underlying the Underwriter's 182,000 Underwriter Warrants received in connection with the 1994 public offering. The complaint seeks damages of not less than $1,000,000. The Company believes the second lawsuit is without merit and has filed an answer denying all allegations. The Company has filed a motion to disqualify the Underwriter's legal counsel on the basis of a conflict of interest.

The Company has been named in a respondent action for breach of contract and other business-related torts brought by Daisy Software, Inc. The Company filed a counter-claim alleging numerous business-related torts and seeking punitive damages. In October, 1996 an arbitrator with the American Arbitration Association who presided over the hearing awarded $140,000 to Daisy Software. This amount is accrued as a liability in the October 31, 1996 financial statements. The Company intends to appeal this judgment.

On October 29, 1996, Platinum Entertainment Partners, II, a Nevada general partnership, filed in Clark County, Nevada District Court a complaint against the Company asserting three causes of action based on an alleged breach of contract. The complaint seeks unspecified damages, or specific performance in which the Company should provide 240,000 units of the Company's product. The Company intends to vigorously defend the allegations stated in the complaint, as it believes such allegations are without merit.

Item 2.  CHANGES IN SECURITIES

         None


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company was notified on November 20, 1996 that a default existed on the $1,250,000 of 7% convertible debentures previously disclosed. The default event is the failure to file Form 10-KSB for the year ended July 31, 1996 in a timely manner. Management has been in close contact with the investors in these debentures and is of the opinion the default will be cured once the filing has been accomplished.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None


Item 5.  OTHER INFORMATION


As reported on Form 8-K dated September 23, 1996, the Company engaged Grant Thornton, L.L.P. as its new independent accountant. On December 12, 1996 Grant Thornton, L.L.P. resigned as the Company's independent auditors as reported on Form
8-K dated December 12, 1996.

As reported on the same Form 8-K dated December 12, 1996, Cacciamatta Accountancy Corporation was engaged as the Company's new independent auditor.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) Reports on Form 8-K: The Company held an 8-K dated August 21, 1996 to report the resignation of Coopers
& Lybrand, L.L.P. as its independent auditors. The Company filed an 8-K dated September 23, 1996 to report the engagement of Grant Thornton, L.L.P. as its new auditors

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    December 16, 1996
                                                     By:/s/ Arthur S. Tendler
                                                              Arthur S. Tendler
                                          President and duly authorized Officer


Date:    December 16, 1996
                                                        By:/s/ Richard N. Nance
                                                              Richard N. Nance
                                                         Chief Financial Officer