Form 10QSB/A
period 1996-10-31
WIZ TECHNOLOGY INC
filed 1996-12-17
CIK 914282

SECURITIES AND EXCHANGE COMMISSION


                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB/A


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

                                             Yes            No    X

         Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                                         9,067,593
----------------------------------                       ----------------------
Title of Class                                      Number of Shares outstanding
                                                             at October 31, 1996



                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                                                                                              October 31, 1996


ASSETS
Current Assets:
        Cash and cash equivalents                                                                                    665,341
        Accounts Receivable, net of allowance
               for doubtful accounts of $607,653                                                                   1,911,002
        Notes receivable                                                                                             137,415
        Notes receivable from stockholders                                                                           103,596
        Prepaid expenses and other assets                                                                            510,086
        Inventories                                                                                                  987,456
        Employees advances                                                                                            48,406

               Total current assets                                                                                4,363,302
        Property and Equipment net                                                                                   808,646
        License agreement,
               net accumulated amortization of $218,745                                                            3,281,255
        Software development costs                                                                                   171,485
        Certificate of deposit                                                                                       100,000
        Covenants not to complete,
               net of accumulated amortization of $414,608                                                           574,767
        Other assets                                                                                                 180,167

               Total assets                                                                                        9,479,622

                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
        Obligations under capital leases, current                                                                    101,109
        Accounts payable                                                                                             734,220
        Accrued expenses                                                                                             193,539
        Accrued salaries and wages                                                                                   246,425
        Notes payable                                                                                                500,000
        Accrued settlement expense                                                                                   140,000
        Convertible debt to related party                                                                             80,000
               Total current liabilities                                                                           1,995,293
          7% convertible debentures                                                                                1,212,500

        Obligations under capital leases, noncurrent                                                                 189,081

               Total liabilities                                                                                   3,396,874
        Commitments and contingencies

        Stockholders' equity:
        Preferred stock, $.001 par value, 10,000,000 shares authorized
               Series A, 1,050 shares issued and outstanding                                                               1
               Series B, 1,200,000 shares issued and outstanding                                                       1,200
        Common stock, $.001 per value, 50,000,000 shares authorized
          9,067,593 shares issued and outstanding                                                                      9,067
        Additional paid-in capital preferred                                                                       3,226,500





        Additional paid-in capital-common                                                                          9,207,720
        Services receivable for common stock issued                                                                 (18,900)
        Note receivable from stockholder                                                                           (157,500)
        Accumulated deficit                                                                                      (6,185,340)
               Total stockholders' equity                                                                          6,082,748

               Total liabilities and stockholders' equity                                                            9,479,622

                                                               3


                       WIZ TECHNOLOGY INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             For the              For the
                                                                                        Three Months Ended   Three Months Ended
                                                                                         October 31, 1996    October 31, 1995


Net Revenues                                                                                   1,319,175           2,046,032

Costs and expenses:
        Cost of Revenues                                                                         599,689             968,649
        Selling, general and administrative expenses                                             949,857             675,440
        Research and development
               Total costs and expenses                                                        1,549,546           1,644,089

               Income (loss) from operations                                                   (230,371)             401,943


Nonoperating expenses (income):
        Interest income                                                                            8,367               8,100
        Interest expense                                                                        (23,436)            (30,275)
        Other                                                                                    (3,223)              37,578

               Total nonoperating expenses (income)                                             (18,292)              15,403

               income (loss) before income taxes                                               (248,663)             417,346

        Provision for income taxes                                                                                    16,694
               Net income (loss)                                                               (248,663)             400,652

        Net income (loss) per share                                                               (0.03)                0.05

        Weighted average number of common shares outstanding                                   8,985,191           8,583,253


                                                               4


                       WIZ TECHNOLOGY INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the                For the
                                                                                        Three Months Ended   Three Months Ended
                                                                                        October 31, 1996       October 31, 1995

Cash flows from operating activities:
  Net (loss) income                                                                     $      (248,663)       $     400,652
  Adjustments to reconcile net loss to net
  cash used by operating activities:
        Depreciation and amortization                                                            219,318              82,774
        Amortization of software development costs                                                33,196              32,185
        Allowance for doubtful accounts                                                                               29,121
        Allowance for slow-moving/obsolete inventories                                                               121,718
        Stock issued for services rendered                                                                           214,179
        Services rendered for stock previously issued                                              9,450              27,825
        Gain on sale of assets                                                                                        16,489
        Additions to software development costs
        in exchange for common stock-subscribed                                                                       46,875

  Changes in operating assets and liabilities:

        Accounts receivable                                                                      (7,003)           (400,382)
        Inventories                                                                               11,358           (284,643)
        Prepaid expenses and other assets                                                        (4,405)            (27,145)
        Accounts payable                                                                       (709,338)              30,355
        Accrued expenses                                                                       (269,547)              56,480
        Accrued salaries and wages                                                              (11,345)              21,729
        Income taxes payable                                                                                          16,694

               Net cash (used) provided by investing activities                                (976,979)             384,906
  Cash flows from investing activities:
        Purchases from property and equipment, net                                               (3,318)            (25,991)
        Increase in notes receivable                                                            (10,000)
        Decrease in notes receivable from stockholders                                                                75,000
        Decrease in employee advances                                                                503               1,925
        Increase in other assets                                                                  24,802             (8,850)
        Capitalized software development costs                                                   (5,500)           (449,417)

               Net cash (used) provided by investing activities                                    6,487           (407,333)
  Cash flows from financing activities:
        Proceeds from issuance of long-term debt                                               1,212,500             500,000
        Principal payment on long term debt                                                     (27,638)            (13,587)

               Net cash provided by financing activities                                       1,184,862             486,413

               Net increase (decrease) in cash                                                   214,370             463.986
               Cash at beginning of period                                                       450,971             101,994

               Cash at end of period                                                             665,341             565,980

Supplemental disclosure of cash flows information
     Cash paid during the year for :
          Interest                                                                             $  15,097          $    1,375
          Income Taxes                                                                         $       0          $        0


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