Form 10KSB
period 1996-07-31
WIZ TECHNOLOGY INC
filed 1997-02-05
CIK 914282

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C.

                                                    FORM 10-KSB
(Mark One)
[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
                                      For the fiscal year ended July 31, 1996



                                                        OR

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from                                      to



Commission file number:                     1-12726



                                               WIZ TECHNOLOGY, INC.


                                  (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

     NEVADA                                                          33-0560855
STATE OR OTHER JURISDICTION OF INCORPORATION  IRS EMPLOYER IDENTIFICATION NUMBER



                                32951 Calle Perfecto,  San Juan  Capistrano,  CA
                                 92675    ADDRESS   OF    PRINCIPAL    EXECUTIVE
                                 OFFICES(ZIP CODE)



                                                  (714) 443-3000


                                  ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE

Securities Registered Under Section 12(b) of the Exchange Act:
Title of Each Class                    Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value                            American Stock Exchange



Securities Registered Under Section 12(g) of the Exchange Act:
                                                       None


                                                 (Title of Class)



                                                 (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES X NO_______ Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:    $ 7,056,626 (NET)
                                                           ------------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $10,788,305 based on closing bid of $2.50 for the common stock on January 31, 1997.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last
practicable date:   9,045,035 at January 31, 1997

                                        DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (check one):
Yes:                    No:      X       .

                                               WIZ TECHNOLOGY, INC.

                                               Index to Form 10-KSB

                                                   July 31, 1996

                                                      Part I

Item 1 - Description of Business

Item 2 - Description of Property

Item 3 - Legal Proceedings

Item 4 - Submission of Matters to a Vote of Security Holders

                                                      Part II

Item 5 - Market for Common Equity and Related Stockholder Matters

Item 6 - Management's Discussion and Analysis or Plan of Operation

Item 7 - Financial Statements

Item 8 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

                                                     Part III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a)
         of the Exchange Act

Item 10- Executive Compensation

Item 11- Security Ownership of Certain Beneficial Owners and Management

Item 12 - Certain Relationships and Related Transactions

Item 13  -Exhibits and Reports on Form 8-K

                                                      PART I

Item 1 - Description of Business
(a) Business Development: WIZ Technology, Inc., a Nevada corporation (the "Company") began operations in January, 1991 and markets low cost, high quality computer software, including licensed commercial software and "shareware," through portable displays in computer stores, grocery chains, airport gift shops, discount stores and other retailers for IBM PCs and compatibles. In March 1996, the Company acquired the net assets of Q & A Sales And Marketing ("Q & A") in exchange for 299,994 shares of Company common stock and 1,200,000 shares of Series B Preferred stock. Q & A was a competing company in the inexpensive software business. Its software titles and customers were, by and large, different from those of the Company. Additionally, Q & A held a license agreement with Digital Systems Research, Inc. ("DSR") which as modified was acquired by the Company in the transaction which provides worldwide, exclusive rights to sell an intranet sofware systems-application to retailers, wholesalers and original equipment manufacturers (Management wishes to point out that the terms "internet" and "intranet" are not exclusive to the Company in that no one owns nor controls the internet). DSR retains the rights to sell the software technology to the US government and its agencies and has made sales to the US Navy. Although management is very enthusiastic about the possibilities of the software acquired, at the present there can be no assurance it will develop into revenues for the Company. The Company formed a wholly owned subsidiary called "Capotec Business Solutions, Inc." to market the intranet software.

(b) Business of Issuer: The Company has historically marketed its products directly and through distributors. The Company's product line of over 200 programs is designed for a wide range of personal computer users, particularly small business and home users who may have limited technical expertise. The Company selects software programs which it believes are most suitable for general public use in the categories of games, utilities, education and business, integrates these programs with user-friendly menu screens, and packages the CD- ROMs in boxes or jewel cases and the 3.5" media in colorful diskette envelopes. These software programs are developed by independent programmers who sell the marketing rights to the Company in exchange for royalty payments. The royalty payments are typically equal to 10% of the net sales of the software and are written for a duration of two years. However, in the immediate future the Company will be re-directing its primary emphasis from its core business of software development and sales to selling intranet applications as discussed above.

The Company intends to focus its business in two broad directions: 1) Continuing its business of developing and selling inexpensive computer software, and, 2) develop a marketing strategy of the intranet software acquired during the Q&A acquisition. With the acquisition of Q&A, the Company's customer base changed radically from previous years. Prior to the acquisition the Company dealt with many small companies for its inexpensive software and remained diversified. However, with the Q&A purchase, 86% of the Company's sales are vested with eight major customers/distributors. This was because the sales force of Q&A dealt with larger companies resulting in fewer, though larger, sales invoices. Management intends to work toward better diversification of the customer base during fiscal 1997 and does not consider the concentration of sales a material risk. In the fiscal year ended July 31, 1996, the following customers accounted for 10% or more of the Company's net revenues: CompUSA, 31%, Ingram-Micro, 31%, Slash, 15% and ADTI, 13%.

Research and Development
The Company incurred no research and development expense for fiscal 1996 compared to R&D expense of $29,342 in fiscal 1995.

Competition
The market for the Company's products, although fragmented, is very competitive and subject to rapid change and the Company currently competes with software distributors and publishers. The Company believes that the principal competitive factors affecting the market for its products include performance, ease of use, functionality, quality and price. The Company believes that it generally competes favorably with respect to each of these factors. Competitive pressures could result in price reductions, which could affect the Company's operating results.

The Company also competes for access to its chosen channels of distribution. Because of relatively low barriers to entry in the shareware market, numerous shareware authors distribute their products through other distributors and directly through electronic bulletin boards and advertising in industry oriented publications. The Company believes that its existing infrastructure gives it a competitive advantage over current and potential competitors. However, should a competitor which is larger and better financed than the Company choose to compete directly against the Company, such competition could have an adverse affect on the Company; the Company has also experienced competition from other distributors utilizing similar marketing displays as those used by the Company.

Employees
As of July 31, 1996, the Company had 48 employees, 42 of whom were full time. The Company considers its employee relations to be good. None of the Company's employees are subject to any collective bargaining agreement. Certain employees of Q&A were hired by the Company on closing of the acquisition. At July 31, 1996, five of these employees remained, however, subsequent to that date two of these employees left the Company. All remaining are involved in sales and operations. Two of these will be directly involved in the marketing of the rights to the licensing agreement which was acquired from DSR during the purchase of Q&A.

Trademarks
 The Company believes that the trade names and trademarks used by it in the aggregate and specifically "$5 Computer Software Store", "White Wolf", "Silver Coyote", "Publishers Diamond", and "World of Multimedia" are important to its business. Applications are pending with the U.S. Office of Patents and Trademarks for the tradename "Wiz Technology" and various other trademarks and trademarks including "$5 Computer Software Store," "Cyberquest" and "Rainbow Avenue Educational Software." The Company has been notified that an opposition has been filed on the trademark application for "Wiz Technology," but believes that the failure to obtain proprietary protection on "Wiz Technology" will not materially adversely affect its business. There can be no assurance that any federal trademarks will be granted, in which case the Company intends to rely on common law trademark protections, to the extent available. The Company successfully sued a former distributor for misappropriation of trademarks and similar causes of action, and intends to pursue any other infringing parties with vigor. Litigation to enforce these rights can be protracted and expensive, and the outcome of any litigation may be uncertain. If the Company is unable to defend ownership of its proprietary rights, its operating results could be materially adversely affected due to consumer confusion and sales lost to infringing competitors.

Item 2 - Description of Property
The Company leases 20,118 square feet of office and warehouse space at 32951 Calle Perfecto, San Juan Capistrano, California. The lease extends through March 31, 1998. The Company believes that this space will be adequate for its needs for the foreseeable future. Additionally, the Company is liable for certain leased office space as a result of the Q&A acquisition which extends to February, 1997. The space is currently subleased to other tenants and presents no material effect on the Company.

Item 3 - Legal Proceedings
Except as set forth below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

The Company has filed, on March 23, 1994, a lawsuit against $5.99 Store, Craig Larson and Andrea Larson, former distributors of the Company (collectively, the "Defendants"), in the Supreme Court of British Columbia, Canada, for the debt owed by the $5.99 Store to the Company, and breach of the distribution agreement entered into by the Company and the Defendants. In the lawsuit, the Company alleges that the Defendants continue to use the Company's trademarks and represent themselves as the owners of such trademarks without the consent of the Company. Furthermore, the Company alleges the breach of an agreement with the Defendants, pursuant to which the Company agreed to extend credit to the Defendants. The Company seeks damages in the amount of $477,418.75 (Can) for the price of goods sold and delivered to the Defendants and for the financing charges associated therewith. The lawsuit further alleges that the Defendants failed to conduct their business affairs in a professional manner, in breach of the distribution agreement. The Company terminated said distribution agreement with the Defendants on February 10, 1994. The Company seeks also an injunction restraining and enjoining the Defendants from selling and distributing of the Company's goods without the Company's consent. The Company obtained a judgment in this litigation in the amount of $364,000 (Can), but collection of the judgment has been stayed pending appeal and resolution of the countersuit described below.

On March 21, 1994, $5.99 Computer Software Store (Canada), Inc.(the "Plaintiff")
 filed a lawsuit in the
Supreme Court of British Columbia, Canada, against the Company in which it alleges a breach of the distribution agreement by the Company. The Plaintiff seeks unspecified damages and an injunction restraining the Company from distributing its products in Canada. A trial date has been tentatively scheduled for September, 1998 to resolve outstanding issues with respect to this matter.

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

The Company has been named in a respondent action for breach of contract and other business-related torts brought by Daisy Software, Inc. The Company filed a counter-claim alleging numerous business-related torts and seeking punitive damages. In October, 1996 an arbitrator with the American Arbitration Association who presided over the hearing awarded $140,000 to Daisy Software. This amount has been accrued as a liability in the July 31, 1996 financial statements. The Company intends to appeal this judgment.

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

See Note #13 in Notes to Consolidated Financial Statements.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

                                                      Part II

Item 5 - Market for Common Equity and Related Stockholder Matters The Company's Common Stock has been listed on the American Stock Exchange Emerging Company Marketplace ("ECM") under the symbol "WIZ" since February 3, 1994. It is now published with the "Full American" listing with the symbol "EC". From August 28, 1992 to February 2, 1994 the Company's Common Stock was quoted on the Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc. The following table sets forth the high and low sales for each quarter during the last two fiscal years:

         Oct-94           Jan-95            Apr-95           Jul-95           Oct-95           Jan-96           Apr-96      Jul-96
         ------
         3 5/16           4 3/16               3 1/4          5 1/2          5 3/8           4 5/16              6         9 1/8
          2 5/8            2 3/8                 2           2 9/16          3 3/4           3 1/4              3 3/4      5


At January 31, 1997 there were approximately 443 shareholders of record. No dividends have been declared and management does not foresee dividends being paid in the near future.

On November 13, 1996, trading of common stock on the American Stock Exchange (the Exchange) was halted due to the Company's failure to file SEC Form 10-KSB for the year ended July 31, 1996 in a timely manner. The Exchange informed the Company it has fallen below the Exchange's listing requirements and is at risk of being de-listed. Management believes that with the filing of the Form 10- KSB for the year ended July 31, 1996 the Company will be in full compliance with all Exchange rules and will be operating within the Exchange guidelines. Management expects the Company will remain on the American Stock Exchange and trading should resume in early February, 1997.

Item 6 - Management's Discussion and Analysis or Plan of Operation Management's Discussion and Analysis of Financial Condition and Results of Operation Financial Condition:
Despite reporting a loss in excess of $3.1 million for the year ended July 31, 1996 the Company's general financial condition remains good. Total stockholders' equity is $6.3 million and total liabilities of $3.2 million which results in a ratio of stockholders' equity to total debt of 2:1. Working capital of $1.2 million includes a cash position at July 31, 1996 of approximately $451,000. Net sales for the year ended July 31, 1996 increased to over $7 million from $3.7 million for the year ended July 31, 1995. This increase in sales is primarily attributed to the customer base acquired with the Q&A acquisition discussed earlier as well as increased sales to three existing customers. This increase in sales also changed the customer-mix of the Company from its past operations. Sales and accounts receivable at July 31, 1996 are concentrated with 86% attributed to fewer than eight customers (see Footnote #2 in the Notes to Consolidated Financial Statements). Management, however, does not consider this an inordinate risk due to the strength of the customers involved which are all credit-worthy national accounts and because the Company is re-directing its emphasis toward the sale of intranet software applications. Accounts receivable of $1.9 million are shown net of allowances of $608,000 which management believes is adequate. Inventories of $1.0 million are disclosed net of allowances for slow moving/obsolescence of $478,000 which management believes is also adequate.

Changes in Financial Condition
The two largest changes in balance sheet accounts at July 31, 1996 from July 31, 1995 are the additions of the "Covenant not to Compete" and "License Agreement" related to the Q&A purchase which are carried at a book value of $557,000 and $3,368,753 respectively. These amounts were recorded primarily as a result of the Q&A purchase, are disclosed net of allowance for amortization of $43,000 and $131,247 respectively, and both are amortized over five and ten year lives, respectively. The valuations of both of these items were established by the Company based upon the valuation report prepared by an independent financial advisor. The License Agreement involves the rights of the Company to market an intranet software application which was developed by DSR. The Company has the worldwide exclusive rights to market applications of the product to retail customers and the public at large. Exclusive rights to sell to government entities remains with DSR only. It is the marketing of this software application which the Company believes will become its core business in the future. Subsequent to July 31, 1996 the Company entered into three contracts to develop intranet applications for customers. It is management's intention to either develop these projects directly, or, sell the contracts to third party developers for an up-front fee with participation in future revenues generated from the contracts. Management believes revenues derived from this concept will be realized in fiscal 1997, though no assurances can be given at this time nor is the Company relying on this source of revenues for its operations in the near future.

Management believes that capital and liquidity are sufficient to meet the on-going operations of the Company for the foreseeable future. Currently, the Company is seeking an accounts receivable credit line with a local bank. Management considers this credit line one of convenience and for contingencies rather than one of necessity and whether or not it is approved, management believes liquidity is sufficient for the foreseeable future. Also, in October, 1996 the Company was successful in completing an offering under Regulation D whereby it sold $1,250,000 of 7% convertible debentures due October, 1999.

The Company has no plans for any major capital expenditures in that current facilities are adequate for the foreseeable future. The Company also does not expect to increase the number of employees in the foreseeable future.

Results of Operations
Because management believes the Company's future will be focused more on developing the intranet software acquired with Q&A, management chose to revise its strategic direction. As a result, management evaluated its product lines in the fourth quarter of fiscal 1996 and determined that the marketing of certain lines would be discontinued. This resulted in the write-off of significant software development costs. In addition, management evaluated a number of its assets for continuing significance following the strategic direction change. Write-offs included charges to inventory, accounts receivable and fixed assets (See Footnote #15 of the Notes to Consolidated Financial Statements). Management also chose to increase the allowance for obsolescence in inventory, and increase the allowance for doubtful accounts receivable to cover the exposure created with the bankruptcy of Neostar- Babbages later in October, 1996. This customer accounted for approximately $300,000 in accounts receivable for the Company at July 31, 1996. Management believes these allowances applied to sales, inventory and accounts receivable are now adequate for the near future. Additionally, pre-paid advertising of approximately $700,000 which was to have been amortized over fiscal 1997 was completely expensed at July 31, 1996 due to a dispute which arose subsequent to July 31, 1996.

Company sales for the year ended July 31, 1996 almost doubled compared to the year ended July31, 1995 from $3.7 million to $7.1 million partially as a result of a change in software sold from 3 1/2 inch floppy disks to CD-Roms, and because the Company's customer base expanded into larger retail operatons which typically place larger orders. Cost of revenues increased from 53% of revenues in fiscal 1995 to 78% in fiscal 1996 primarily due to increased development and packaging costs as it related to the change to CD-Roms, and because previously capitalized software development costs were expensed in the fourth quarter as a result of discontinued items. Selling, general and administrative expenses increased by 84% primarily as a result of the added expenses related to the Q&A acquisition.

Foreign currency fluctuations have not had a material effect on the Company's results of operations.

Item 7 - Financial Statements
The following Consolidated Financial Statements of the Company required to be included in Item 7 are listed below:

Independent Accountant's Report of Cacciamatta Accountancy Corporation Independent Accountant's Report of Coopers & Lybrand L.L.P.
Consolidated Balance Sheet as of July 31, 1996
Consolidated Statements of Operations for the Years Ended July 31, 1996 and 1995 Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 1996 and 1995 Consolidated Statements of Cash Flows for the Years Ended July 31, 1996 and 1995 Notes to Consolidated Financial Statements Item 8 - Changes In and Disagreements with Accountants on Accounting and Financial
         Disclosure.
On June 26, 1995, Corbin & Wertz, the Company's former independent accountants resigned. The Company's Board of Directors approved such action. Except as set forth hereinbelow, there have been no disagreements between the Company and Corbin & Wertz on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. A disagreement between the Company and Corbin & Wertz occurred in connection with the preparation of the Company's third quarter 1995 Form 10Q-SB (the "Form 10Q-SB"). The Company prepared a draft of Form 10Q-SB which was sent for a limited review to Corbin & Wertz. Included in those financial statements were costs incurred which the Company believed to be capitalizable under Statement of Financial Accounting Standard No. 86 "Accounting for the Costs of Computer Software to be Sold, Licensed or Otherwise Marketed" (SFAS 86) with respect to its new product line. Those costs were included under the caption Other Assets in the draft document. After reading the Form 10Q-SB and discussing its contents with management, Corbin & Wertz informed the Company that the costs, in their opinion, did not qualify as capitalizable costs under SFAS 86. Upon further discussion, Corbin & Wertz indicated that a portion of these costs might be inventoriable costs and that executive salaries could not be capitalized. The Company reclassified an amount, which together with associated overhead, constituted all of such costs in question, including executive salaries, to be included under the caption Inventory and filed the Form 10Q-SB without further review or advice from Corbin & Wertz. Based on discussion with Company management and its previous knowledge of the Company's business from prior audits, Corbin & Wertz informed the Company that it did not agree that all of these costs are capitalizable.

On June 29, 1995, the Company engaged Coopers & Lybrand L.L.P. as its independent accountants to audit the Registrant's financial statements for the fiscal year ended July 31, 1995. Prior to the engagement of Coopers & Lybrand L.L.P. the Company did not consult with Coopers & Lybrand L.L.P. regarding (i) the application of accounting procedures to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was the subject of a disagreement with or a reportable event regarding the Company's former independent public accountants.

As reported on Form 8-K dated August 24, 1996, the Company's independent accountants, Coopers & Lybrand L.L.P. resigned. Coopers & Lybrand L.L.P. had audited the Company's financial statements for the year ended July 31, 1995. The Board of Directors approved the resignation of Coopers & Lybrand L.L.P. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would have caused it to make reference to the subject matter of the disagreements.

The accountants' reports on the consolidated financial statements for the past two years contained no adverse opinion nor disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles.

As reported on Form 8-K dated September 23, 1996, the Company engaged Grant Thornton, L.L.P. as its new independent accountants. Prior to the engagement of Grant Thornton, L.L.P. the Company did not consult Grant Thornton, L.L.P. on the application of accounting principles to a specific completed or contemplated transaction or type of audit opinion that might be expressed on the Company's financial statements.

As reported on Form 8-K dated December 17, 1996, Grant Thornton, L.L.P. resigned as independent accountants and was replaced by Cacciamatta Accountancy Corporation. From the date of engagement of Grant Thornton through the date of resignation of Grant Thornton, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, except as follows: Grant Thornton advised the Registrant that Grant Thornton had noted a pattern of events that led Grant Thornton to conclude that Grant Thornton was no longer willing to be associated with the financial statements prepared by the Registrant. The events which were mentioned to the Registrant by Grant Thornton included the Registrant's lack of preparation for the audit, the issuance of a press release by the Registrant on the results of operations for the year ended July 31, 1996 which required substantial revisions due to significant accounting adjustments, and the Registrant's lack of understanding of the significance of certain matters to the preparation of financial statements and the audit thereof and timeliness of both internal and external communication of those matters. Grant Thornton also advised the Registrant that for the period Grant Thornton was engaged to audit (the year ended July 31,1996) the Registrant did not have the appropriate level of management or board oversight over the Company's accounting policies, practices or other procedures.

Prior to the engagement of Cacciamatta Accountancy Corporation the Company did not consult Cacciamatta Accountancy Corporation on the application of accounting principles to a specific completed or contemplated transaction or type of audit opinion that might be expressed on the Company's financial statements.

                                                     Part III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
         16 (a) of the Exchange Act
The members of the Board of Directors serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

                 Name                        Age                           Title
         Mar-Jeanne Tendler *                48 Chairman, Chief Executive
                                               Officer and Director
          Arthur S. Tendler *                49 President and Director
          Bruce Allen Gilgen                 49 Executive Vice President, Chief
                                                Operating Officer and   Director
              Gary Wolfe                     40 Executive Vice President-Sales
           Richard H. Nance                  48 Chief Financial Officer


(*)Arthur S. and Mar-Jeanne Tendler are husband and wife.
No directors are directors of any other reporting companies.

Mar-Jeanne Tendler has been Chairman, Chief Executive Officer and a Director of the Company's California subsidiary since its incorporation in September, 1991. She has been Chairman, Chief Executive Officer and a Director of the Company since August, 1992.

 Arthur S. Tendler has been President and a Director of the Company since its incorporation in September, 1991. He was Acting Chief Financial Officer of the Company's California subsidiary from August, 1994 to July, 1995. He has been President, Chief Operating Officer and a Director of the Company since August, 1992 and was Chief Financial Officer from September 1991 to October 1993.

Bruce Allen Gilgen has been Executive Vice President, Chief Operating Officer and a Director of the Company's California subsidiary since September, 1991, and has held the same position in the Company since August, 1992.

Gary Wolfe joined the Company in March, 1996 as Executive Vice President of Sales from Q&A Sales and Marketing. Prior to joining the Company he was CEO of Q&A from April, 1993 until the acquisition by the Company. As CEO of Q&A he was responsible for over 15 national and international software company product-lines, involved in sales, distribution and product development. Prior to Q&A he was Executive Vice President of Cosmi Software from May, 1987 to April, 1993. In his role he established one of the top software lines in the "budget category" of software.

Richard H. Nance joined the Company as Chief Financial Officer in September, 1996. He has been involved in accounting, finance and banking for over twenty years. He has been senior vice president and executive vice president in state and nationally chartered banks and worked as a National Bank Examiner with the Comptroller of the Currency. For the three years prior to joining the Company he worked as a principal in Calspectre Management Consulting. From July, 1989 to October, 1993 he was chief financial officer of Mortgage BancFund Inc., a mortgage banking operation in Irvine, CA. He holds a Bachelor of Business Administration in Banking and Finance from North Texas State University, and a Bachelor of Science in Accounting from Central State University of Oklahoma. He is a Certified Public Accountant and a member of the AICPA and the California Society of CPA's.

Compliance with Section 16(a) of the Exchange Act
Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to the Company during its most recent fiscal year, and Forms 3 and amendments thereto, furnished to the Company with respect to its most recent fiscal year and certain written representations, each of Mar-Jeanne and Arthur Tendler and Bruce Gilgen failed to file one Form 4 in June 1996.

Item 10- Executive Compensation
Employment Agreements
The Company entered into three-year employment contracts with each of Messrs. Gilgen and Tendler and Ms. Tendler commencing on August 1,1993 and were renewed for aone year term.
  The contracts
provide for annual compensation of $140,000 each to Mr. Tendler and Ms. Tendler and $100,000 to Mr.
Gilgen. The annual compensation is subject to annual increase by the Board of Directors and bonus based on profitability of the Company.

The Company also entered into an employment contract in March, 1996 with Gary Wolfe which continues through July, 1999. This contract provides for annual compensation of $180,000 which is base salary and commission advances. The contract also provides for commissions to be paid on sales relating to internet revenues generated pursuant to the Company's intranet application license agreement with DSR.


                                            Summary Compensation Table
--------------------------------------------------------------------------------------------------------------------------
                         ANNUAL COMPENSATION                                         LONG TERM COMPENSATION
                                                                       ---------------------------------------------------
                                                                                  -------------------------------------------------
                                                                                             AWARDS               PAYOUTS        All
                                                                                                                               Other

------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Name and Principal Position     Year        Salary          Bonus        Other       Restricted       Options        Payouts
                                               $                                        Stock
-----------------------------------------------------------------------------------------------------------------------------------
Mar-Jeanne Tendler              1996        140,000           0            0              0              0              0         0
-----------------------------------------------------------------------------------------------------------------------------------
                                1995        140,000           0            0              0           100,000           0         0
------------------------------------------------------------------------------------------------------------------------------------
                                1994        140,000           0            0              0           100,000           0         0
-----------------------------------------------------------------------------------------------------------------------------------
Arthur S. Tendler               1996        140,000           0            0              0              0              0         0
-----------------------------------------------------------------------------------------------------------------------------------
                                1995        140,000           0            0              0           100,000           0         0
-----------------------------------------------------------------------------------------------------------------------------------
                                1994        140,000           0            0              0           100,000           0         0
------------------------------------------------------------------------------------------------------------------------------------
Bruce Allen Gilgen              1996        100,000           0            0              0              0              0         0
------------------------------------------------------------------------------------------------------------------------------------
                                1995        100,000           0            0              0           100,000           0         0
-----------------------------------------------------------------------------------------------------------------------------------
                                1994        100,000           0            0              0           100,000           0         0
-----------------------------------------------------------------------------------------------------------------------------------
Gary Wolfe (1)                  1996        100,000           0          80,000           0           100,000           0         0
------------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------
   Gary Wolfe's contract also provides for commissions on sales of software and revenues derived from the licensing arrangement with DSR with minimum annual payments of $80,000.
Directors receive no compensation to perform duties as directors.

Options Granted in Fiscal 1996:
----------------------------------------------------------------------------------------------------------------------------------
                                                     Percentage of Total Options
Name                              Options Granted    Granted to Employees in 1996        Exercise Price         Expiration Date
----------------------------------------------------------------------------------------------------------------------------------
Gary Wolfe, EVP                        100,000                      83%                         5.4375            March, 2006
----------------------------------------------------------------------------------------------------------------------------------

Aggregated Option Exercises and Fiscal Year-End Option Value Table:
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Value of
                                                                                                                Unexercised In-
                                                                                                                   the-Money
                                                                        Number of Unexercised Options and       Options at July
                                                                                     Warrants                      31, 1996
----------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                           Shares Acquired on
Name                            Exercise            Value Realized         Exercisable        Non-Exercisable       Exercisable
------------------------------------------------------------------------------------------------------------------------------------
Mar-Jeanne Tendler                -0-                    -0-                 300,000                -0-              $1,138,000
------------------------------------------------------------------------------------------------------------------------------------
Arthur S. Tendler                 -0-                    -0-                 300,000                -0-              $1,138,000
------------------------------------------------------------------------------------------------------------------------------------
Bruce Allen Gilgen               25,000                 37,500               275,000                -0-              $1,025,500
------------------------------------------------------------------------------------------------------------------------------------
Gary Wolfe                        -0-                    -0-                 100,000                -0-               $56,000
------------------------------------------------------------------------------------------------------------------------------------

Stock Option Plan
The Company adopted the 1992 Stock Option Plan (the "Plan") in August, 1992, and amended and restated the Plan to increase the number of authorized shares issuable thereunder from 500,000 shares to 800,000 shares in January, 1993 and again in May, 1996 to 2,000,000 shares. The Plan enables the Company to offer an incentive based compensation system to employees, officers and directors and to the principal employees of companies who perform consulting services to the Company provided such companies have a very limited number of employees.

Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option may again be used for awards under the Plan. However, shares with respect to which a stock appreciation right has been exercised may not again be made subject to an award.

In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. The Board of Directors is currently acting as the Committee.

Stock options may be granted as non-qualified stock options or incentive stock options, but incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% shareholder at the time of grant); non-qualified stock options may not be granted at a price less than 85% of fair market value of the stock as of the date of grant. Restricted stock may not be granted under the Plan in connection with incentive stock options.

Stock options may be exercised during a period of time fixed by the Committee except that no stock option may be exercised more than ten years after the date of grant or three years after death or disability, whichever is later. In the discretion of the Committee, payment of the purchase price for the shares of stock acquired through the exercise of a stock option may be made in cash, shares of the Company's Common Stock or by delivery or recourse promissory notes or a combination of notes, cash and shares of the Company's Common Stock or a combination thereof. Incentive stock options may only be issued to directors, officers and employees of the Company.

Stock options granted under the Plan might include the right to acquire an Accelerated Ownership on-Qualified Stock Option ("AO"). All options granted to date have included the "AO" feature. If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of the Company's Common Stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of Common Stock of the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related. Under the Plan, "fair-market value" for purposes of replacement AO options will be the average of the closing bid and ask prices of the Common stock if it is then publicly traded, or if not traded, the fair market value determined by the Board of Directors.

Stock appreciation rights and/or restricted stock may be granted in conjunction with, or may be unrelated to stock options. A stock appreciation right entitles a participant to receive a payment, in cash or Common Stock or a combination thereof, in an amount equal to the excess of the fair market value of the stock at the time of exercise over the fair market value as of the date of grant. Stock appreciation rights may be exercised during a period of time which may be fixed by the Committee not to exceed ten years after the date of grant or three years after death or disability, whichever is later. Restricted stock requires the recipient to continue in service as an officer, director, employee or consultant for a fixed period of time, as may be determined by the Board of Directors, for ownership of the shares to vest. If restricted shares or stock appreciation rights are issued in tandem with options, the restricted stock or stock appreciation right is canceled upon exercise of the option and the option will likewise terminate upon vesting of the restricted shares.

Item 11- Security Ownership of Certain Beneficial Owners and Management

-------------------------------------------------------------------------------------------------------------------------------
Title of                                                                                Amount and Nature of        Percent
Class                        Name/Address of Beneficial Owner(1)(2)                       Beneficial Owner         of Class
-------------------------------------------------------------------------------------------------------------------------------
Common        Mar-Jeanne Tendler, 32951 Calle Perfecto, San Juan Capistrano, CA 92675      1,788,000(3)(4)           18.8
-------------------------------------------------------------------------------------------------------------------------------
Common        Arthur S.Tendler, 32951 Calle Perfecto, San Juan Capistrano, CA 92675         1,682,800(3)             17.6
-------------------------------------------------------------------------------------------------------------------------------
Common        Bruce Allen Gilgen, 32951 Calle Perfecto, San Juan Capistrano, CA 92675       1,375,000(3)             14.5
-------------------------------------------------------------------------------------------------------------------------------
Common        Willie Woods, 4301 N. Fairfax Dr., Ste 725, Arlington, VA 22203(6)            1,099,201(5)             12.7
-------------------------------------------------------------------------------------------------------------------------------
Common        Gary Wolfe, 32951 Calle Perfecto, San Juan Capistrano, CA 92675                446,623 (5)              4.8
-------------------------------------------------------------------------------------------------------------------------------
Common        Gerson Lacoff, Trustee, The Red Net Trust, 32951 Calle Perfecto, SJC(7)       1,000,000(6)             11.6
-------------------------------------------------------------------------------------------------------------------------------
Common        All executive officers as a group                                          5,292,423 (2)(3)(4)         48.8
-------------------------------------------------------------------------------------------------------------------------------

(1) The address of each individual is 32951 Calle Perfecto, San Juan Capistrano, California 92675,
         unless otherwise noted.
(2) Unless otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all shares
         beneficially   owned,   subject  to  community   property   laws  where
         applicable.
(3) Included 500,000 shares of Common Stock issuable upon exercise of options held by each of Mar-Jeanne and Arthur Tendler and Mr. Gilgen, but not an additional 400,000 shares of Common Stock issuable upon exercise of options which are not yet vested. Mar-Jeanne and Arthur Tendler, husband and wife, disclaim beneficial ownership of the shares held by the other.
1        Includes 13,000 shares held by Mar-Jeanne Tendler as trustee for minor relatives.
1        Includes 281,194 shares issuable upon conversion of 281,194 shares of
 Series B preferred
         stock, and options to purchase 100,000 shares of common stock (6) Includes 891,717 shares issuable upon conversion of 891,717 shares of Series B Preferred
         Stock owned by DSR. Mr. Woods is the controlling shareholder of DSR and is deemed to beneficially own all of the shares of common stock owned by DSR.
(7) Includes 1,000,000 shares held by a family trust of which Gerson Lacoff is trustee.

Item 12 - Certain Relationships and Related Transactions
During 1991 and 1992, the parents of Mar-Jeanne Tendler, Gerson and Elaine Lacoff, entered into a series of transactions whereby they loaned the Company an aggregate amount of $80,000. For this they are paid interest quarterly. Additionally, the Lacoff's received 10,000 shares of Company common stock, and have the option of converting the entire debt, principal and outstanding interest, to common stock computed at a stock price of $1.50 per share. To date they have not exercised this option and the principal outstanding debt to the Lacoff's at July 31, 1996 is $80,000.

In August 1992, the Company adopted the 1992 Stock Option Plan, under which plan three year non-qualified options to purchase 100,000 shares at $1.50 per share were granted to each of Mar-Jeanne Tendler, Arthur Tendler, and Bruce Gilgen. These options were extended until August 1997. In fiscal 1994, the Company granted, under the 1992 Stock Option Plan options, to purchase 100,000 shares at a price of $2.125 per share, to each of Mar-Jeanne Tendler, Art Tendler, and Bruce Allen Gilgen. In fiscal 1995, the Company granted, outside the 1992 Stock Option Plan, three-year options to each of these persons to purchase 100,000 shares at a price of $3.00 per share. Mr. Gilgen exercised 25,000 options at $1.50 per share during fiscal 1996. No other options have been exercised to date.

On August 8, 1994, the Company loaned to James M. Duarte, former legal counsel to the Company, $150,000 (the "Loan"), payable at a rate of $25,000 per month, with no interest, commencing 30 days from the date of registration with the Securities and Exchange Commission of Mr. Duarte's 186,364 shares of Common Stock, provided such registration occurred not later than October 31, 1994. As consideration for the Loan and subsequent loans in the amount of $175,000 for a total of $325,000, Mr. Duarte agreed to sell not more than 50,000 shares per month unless otherwise consented by the Company. Said limitation on the number of shares sold by Mr. Duarte was not to apply, however, if the price of the Company's Common Stock increased to $5.00 per share or decreased to $1.50 per share or if the stock was not registered and freely tradeable by October 31, 1994. The shares were not registered by October 31, 1994. The Loan was collateralized by Mr. Duarte's pledge of 100,000 shares of the Company's common stock and was repaid by December 1995 by an unrelated third party who acquired the shares from Mr. Duarte.

The Company has a $100,000 certificate of deposit at El Dorado Bank (formerly Mariners Bank) which collateralizes a personal obligation of Mar-Jeanne and Arthur S. Tendler in the amount of $100,000. The outstanding balance of the loan at July 31, 1996 was approximately $97,000.

Management believes the terms of the foregoing transactions were no less favorable to the Company than would have been obtained from independent third parties for similar transactions.

Item 13 - Exhibits and Reports on Form 8-K



                                                      PART IV


Item 13.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

         (a)      The following documents are filed as a part of this
Report:

                  (1)      Financial Statements.  The  consolidated
                           financial statements of the Company are included in
                           Part II, Item 8, herein.
 Exhibit
 Number                                 Description

2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

     2.1 Agreement and Plan of Reorganization, dated February 14,1996, between the Company, Q&A Sales Marketing, Inc. and Q&A Acquisition Company(5)

3.   Certificate of Incorporation and Bylaws

     3.1     Articles of Incorporation(2)
     3.2     Bylaws(2)
     3.3 Certificate of Amendment to Articles of Incorporation for change in name of registrant to "WIZ Technology, Inc."(1)
     3.4     Certificate of Designation for Series A Convertible
             Preferred Stock(8)
     3.5     Certificate of Designation for Series B Convertible
             Preferred Stock(8)

4.   Instruments defining rights of holders, including indentures.

     4.1 Warrant Agreement between the Company and Strasbourger Pearson Tulcin Wolff(1)

     4.2     Form of the Company's 7% Convertible Debenture(8)
     4.3 Form of Warrant granted to Cameron Capital Management as to 62,500 shares and DJ Ltd. as to 78,750 shares(8)
     4.4 Form of Warrant granted to First Bermuda Securities, Ltd. with Schedule of Details(8)

10.      Material Contracts

     10.1    1992 Stock Option Plan, as amended(2)
     10.2    Form of Stock Option Agreement with Mar-Jeanne Tendler,
                  Arthur S. Tendler and Bruce Allen "Gil" Gilgen(2)
     10.3    Demand Promissory Note in favor of Elaine & Gerson
             Lacoff(2)
     10.5 Consulting Agreement with Dale Kostman (1) 10.7 Employment Agreement between the Company and Arthur S.
             Tendler(1)
     10.8    Employment Agreement between the Company and Mar-Jeanne
             Tendler(1)
     10.9    Employment Agreement between the Company and Bruce Allen
             Gilgen(1)
     10.10 Registration rights agreements and schedule of beneficiaries(1)
     10.12 Consulting Agreement between the Company and Strasbourger Pearson Tulcin Wolff(1)
     10.13 Promissory Note from Company in favor of Mar-Jeanne and Arthur Tendler(1)
     10.14 Extension and amendment of Promissory Note from Company in favor of Mar-Jeanne and Arthur Tendler(1)
     10.15        Lease for the Company's executive offices(3)
     10.16        Consulting Agreement between the Company and Stuart
                  Wertzberger(3)
     10.17        Trust Agreement between Stuart Wertzberger and the
                  Company(3)
     10.19 Consulting Agreement between the Company and Jensen Consultants, Inc.(4)
     10.20        Promissory note from Arthur Tendler dated July 31, 1995(4)
     10.21 Form of Convertible Promissory Notes and schedule of details(4)
     10.22        Software Development and License Agreement between the
                  Company and Digital Systems Research, Inc. dated March 8, 1996(6)(P)
     10.23        Employment Agreement with Gary Wolfe(6)(P)
     10.24        Covenant Not-to-Compete(6)

16.      Letter on change in certifying accountant
     16.1    Letter from Corbin & Wertz(4)
     16.2    Letter from Coopers & Lybrand L.L.P.(7)
     16.3    Letter from Grant Thornton LLP (8)
21.      Subsidiaries of the small business issuer(6)



(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed on November 1, 1993
(2) Incorporated by reference to the Company's Registration Statement on Form 10-SB, File No. 0-20910 (the "Form 10")
(3) Incorporated by reference to the Company's Annual Report on Form 10K-SB for the year ended July 31. 1994.

(4) Incorporated by reference to the Company's Annual Report on Form 10K-SB for the year ended July 31, 1995.
(5) Incorporated by reference to the Company's Current Report on Form 8-K dated March 12, 1996.
(6)      Incorporated by reference to the Company's Registration
         Statement on Form S-3, file no. 333-6423, filed on June 20,
         1996.
(7) Incorporated by reference to the Company's Current Report on Form 8-K dated August 21, 1996.
(8) Incorporated by reference to the Company's Current Report on Form 8-K dated December 12, 1996.



          All other Exhibits called for by Rule 601 of Regulation S-B are not applicable to this filing.


(b).      Reports on Form 8-K

          A report on Form 8-K dated June 26, 1995 was filed as disclosed in Item 8, to report a change in auditors. See Item 8.

                                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZ TECHNOLOGY, INC.



By


Mar-Jeanne Tendler, Chairman of the Board and Chief Executive Officer

Date



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By


Arthur S. Tendler, President

Date:



By


Bruce Allen Gilgen, Executive Vice President, Chief Operating Officer

Date:



By:


Richard H. Nance, Chief Financial Officer

Date:





                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARY
                                                    ----------




                            REPORT ON AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                              As Of July 31, 1996 And
                                    For The Years Ended July 31, 1996 And 1995
                                                    ----------

                              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                                    ----------



To the Stockholders and
    Board of Directors of
    WIZ Technology, Inc.

We have audited the accompanying consolidated balance sheet of WIZ Technology, Inc. and Subsidiaries as of July 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WIZ Technology, Inc. and Subsidiaries as of July 31, 1996, and the results of their consolidated operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.






Cacciamatta Accountancy Corporation
Irvine, California
January 28, 1997

            REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of WIZ Technology, Inc. and Subsidiary


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended July 31, 1995 of WIZ Technology, Inc. and Subsidiary. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of WIZ Technology, Inc. and Subsidiary for the year ended July 31, 1995 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.
Newport Beach, California
November 8, 1995




                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                              CONSOLIDATED BALANCE SHEET
                                                 As Of July 31, 1996
                                                      ----------
----------------------------------------------------------------------------------------------------------------------------

                                                       A S S E T S


Current assets:
   Cash and cash equivalents                                                                                    $  450,971
   Accounts receivable, net of allowance for doubtful accounts of $ 607,653                                      1,903,999
   Notes receivable                                                                                               127,415
   Notes receivable from stockholders                                                                              103,596
   Prepaid expenses and other current assets                                                                       505,681
   Inventories                                                                                                     998,814
   Employee advances                                                                                                48,909


              Total current assets                                                                               4,139,385



Property and equipment, net                                                                                        874,701

License agreement, net of accumulated amortization of $ 131,247                                                  3,368,753

Software development costs                                                                                         199,181

Certificate of deposit                                                                                             100,000

Covenants not to compete, net of accumulated amortization of $ 352,161                                             637,214
Other assets                                                                                                       204,969

             Total assets                                                                                      $9,524,203


                                          LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Obligations under capital leases, current                                                                      $101,109
   Accounts payable                                                                                              1,443,558

   Accrued expenses                                                                                                463,084

   Accrued salaries and wages                                                                                      257,770
    Notes payable                                                                                                  500,000
    Accrued settlement expense                                                                                     140,000
   Convertible debt to related party                                                                                80,000
              Total current liabilities                                                                          2,985,521



Obligations under capital leases, noncurrent                                                                       216,719
              Total liabilities                                                                                  3,202,240

Commitments and contingencies




Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000 shares authorized
         Series A, 1,050 shares issued and outstanding                                                                  1
          Series B, 1,200,000 shares issued and outstanding                                                          1,200


   Common stock, $.001 par value, 50,000,000 shares authorized, 8,935,581 shares
            issued and outstanding                                                                                   8,936
    Additional paid-in capital-preferred                                                                         3,762,799

   Additional paid-in capital-common                                                                             8,671,553

   Services receivable for common stock issued                                                                    (28,350)

    Note receivable from stockholder                                                                             (157,500)

   Accumulated deficit                                                                                         (5,936,676)




              Total stockholders' equity
                                                                                                                 6,321,963

                     Total liabilities and stockholders' equity                                                 $9,524,203


The accompanying notes are an integral part of these financial statements.



                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES

                                        CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                      For The Years Ended July 31, 1996 And 1995
                                                      ----------


--------------------------------------------------------------------------------------------------------------------------------
                                                                                              1996                1995
                                                                                              ----                ----




Net revenues                                                                                  $7,056,626        $        $3,680,634




Costs and expenses:
   Cost of revenues                                                                             5,539,431                 1,932,746

   Selling, general and administrative expenses                                                 4,381,249                 2,387,436

   Research and development                                                                     ---                    29,342



                 Total costs and expenses                                                       9,920,680              4,349,524



                 Loss from operations
                                                                                              (2,864,054)             (668,890)
-
Nonoperating expenses (income):
   Interest income                                                                                (68,970)            (74,792)


   Interest expense                                                                                129,553             41,160

   Other                                                                                           202,100            (73,347)


                 Total nonoperating expenses (income)                                             262,683            (106,979)




                 Loss before provision for income taxes                                         (3,126,737)         (561,911)



Provision for income taxes                                                                            800               800





                 Net loss                                                                      ($3,127,537)          ($562,711)

Net loss per share
                                                                                                    ($0.37)            ($0.07)


Weighted average number of common shares outstanding                                              8,352,183         7,944,034


The accompanying notes are an integral part of these financial statements.


                                                        F-8

                                                    WIZ TECHNOLOGY, INC. AND SUBSIDIARY

                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                For The Years Ended July 31, 1996 and 1995

                                                                                               Note
                                                                       Addi-                  Receiv-    Note
                                                                       tional      Addi-       able     Receiv-
                                                                       Paid-in    tional       For      able                Total
                     Series A       Series B                           Capital    Paid-in     Common     From     Accum-    Stock-
                  Preferred Stock Preferred Stock   Common Stock        Pre-      Capital      Stock    Stock-    ulated   holders'
                 Shares  Amount   Shares  Amount   Shares Amount        ferred    Common       Issued    holder    Deficit   Equity


Balances at
July 31,1994                                     7,851,768  $   7,852          $5,359,715 $ (73,962)$(150,000)$(2,246,428)$2,897,177

Stock issued
  for services
rendered                                            30,034         30              94,240                                     94,270
Stock issued
  for services
to be rendered                                     109,432        109             233,641  (233,750)
Stock issued
  for covenant
not to compete                                      25,000         25              39,350                                     39,375
Stock issued
  for exercise
of options                                           2,555          3               4,606                                      4,609
Stock issued
  to employees
for bonuses                                          1,740          2               5,129                                      5,131
Services rendered
  for stock
  previously
issued                                                                                      106,716                          106,716
Reclassification
  of services and
  notes receivables
from stockholders                                                                            69,596   150,000                219,596
Net loss                                                                                                          (562,711)(562,711)


Balances at
July 31, 1995                                    8,020,529  $   8,021            5,736,681 (131,400)            (2,809,139)2,804,163

Stock issued
  for services
rendered                                            88,199         88             415,124                                    415,212
Services
  rendered for
  stock previously
issued                                                                                      103,050                          103,050
Note receivable
from stockholder                                    45,000         45             157,455            (157,500)
Stock issued
  in private
  offering -less
issuance cost   2,000 $      2                                        $1,799,998                                           1,800,000
Conversion of
  preferred stock
to common stock  (950)       (1)                    299,564        300  (854,999)   854,700
Record charge
on cheap options                                                                    169,081                                  169,081
Exercise of
stock options                                        99,018         99              244,906                                  245,005




Stock issued
  for purchase
of Q&A                          1,200,000  1,200     299,994        300 2,817,800   779,700                                3,599,000
Stock issued
  for legal
settlement                                            10,000         10              41,240                                   41,250
Stock issued
  to employees
for bonuses                                            4,602          4              29,042                                   29,046
Exercise of
warrants                                              68,675         69             243,624                                  243,693
Net loss                                                                                                      (3,127,537)(3,127,537)



Balances at
July 31, 1996  1,050  $      1  1,200,000  $  1,200 8,935,581 $   8,936 $3,762,799 $8,671,553$(28,350)$(157,500)(5,936,676)6,321,963




The accompanying notes are an integral part of these financial statements.


                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                        CONSOLIDATED  STATEMENTS  OF CASH  FLOWS
                                      For The Years Ended July 31, 1996 And 1995
                                                      ----------


-----------------------------------------------------------------------------------------------------------------------------

                                                                                                                     1995
                                                                                       1996

Cash flows from operating activities:
   Net loss                                                                                ($3,127,537)          ($562,711)
   Adjustments to reconcile net loss to net cash used by operating activities:

     Depreciation and amortization                                                              513,061             278,522
     Amortization of capitalized software development costs                                     260,909              19,727
    Write off of software development costs                                                     558,808               -----

     Provision for allowance for doubtful accounts, sales returns and discounts                 526,700             125,652

     Provision for allowance for slow-moving inventory                                          418,021              50,000

  Loss on disposal of property and equipment                                                     89,954               -----
  Stock issued for services rendered                                                            415,212              94,270
      Stock issued for bonuses                                                                   29,046
                                                                                                                      5,131
      Charge to adjust for stock options issued below market value                              169,081               -----

        Stock issued in settlement of a lawsuit                                                  41,250               -----

     Services rendered for stock previously issued                                              103,050             106,716
        Changes in operating assets and liabilities:

           Accounts receivable                                                              (1,001,299)         (1,076,203)


       Inventories                                                                             (19,131)           (566,770)

      Prepaid expenses and other assets                                                      (436,088)            (21,135)

       Accounts payable                                                                       (462,680)             380,537

       Accrued expenses                                                                         371,132            (42,453)

       Accrued salaries and wages                                                                54,983             (2,839)

       Accrued interest to stockholders                                                        -----                 6,447
                                                                                        ---------------     --------------
                  Net cash used by operating activities                                     (1,495,528)         (1,205,109)
                                                                                            -----------          ---------



Cash flows from investing activities:

   Proceeds from sales of available-for-sale securities                                           -----             908,183

   Purchases of property and equipment, net                                                   (260,715)           (305,546)

   Proceeds from settlement of stockholder notes, net                                        -----                   28,189

   Increase in notes receivable                                                               (127,415)         -----

   Collections on notes receivable from stockholders, net                                       325,135           (325,000)
   Collections on note receivable                                                                26,129
                                                                                                                      2,640

   Increase in employee advances                                                               (41,294)
                                                                                                                    (7,615)
   Increase in other assets                                                                   (171,477)               4,289

   Capitalized software development costs                                                     (621,143)           (417,482)
                                                                                              ---------           ---------
                  Net cash used by investing activities                                       (870,780)           (112,342)
                                                                                              ---------           ---------




Cash flows from financing activities:
   Proceeds from issuance of Series A Convertible Preferred stock, net                        1,800,000               -----
   Proceeds from exercise of common stock options and warrants                                  488,698               4,609

   Principal payments on obligations under capital leases                                      (73,413)            (29,499)

Proceeds from notes payable                                                                    500,000           -----
                                                                                             ----------     ----------



                  Net cash provided (used) by financing activities                            2,715,285            (24,890)
                                                                                              ---------            --------




                  Net increase (decrease) in cash and cash equivalents                          348,977         (1,342,341)


Cash and cash equivalents at beginning of year                                                  101,994           1,444,335
                                                                                               --------           ---------

Cash and cash equivalents at end of year                                                       $450,971           $101,994
                                                                                              =========           ========



Continued

The accompanying notes are an integral part of these financial statements.



                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                   CONSOLIDATED   STATEMENTS   OF  CASH   FLOWS,
                                      Continued  For The  Years  Ended  July 31,
                                      1996 And 1995
                                                      ----------

Supplemental disclosure of cash flow information:

   Cash paid during the year for:

     Interest                                                                           $    55,388              $40,493

     Income taxes                                                                       $       -----             $1,600

                            During 1996,  the Company  completed  the  following
transactions:

+ Issuance of 299,994 shares of Common Stock and 1,200,000 shares of Series B Convertible Preferred Stock in exchange for the net assets of Q & A Sales & Marketing, Inc.


+                Conversion of 950 shares of Series A Convertible
Preferred Stock at a value of $855,000 for 299,564 shares of Common Stock.


+ Issuance of 45,000 shares of Common Stock with a value of $157,500 in exchange for a note receivable.


+                    Issuance of 92,801 shares of Common Stock with a value of
            $444,258 in exchange for services.


+                         Automobiles valued at $141,535 received in exchange
      for capital lease obligations.


+                 Issuance of 10,000 shares of Common Stock with a value of
   $41,250 in settlement of a legal matter.

The accompanying notes are an integral part of these financial statements.

                         A charge of $169,081 to adjust for stock options issued
below market value.


                            During 1995,  the Company  completed  the  following
transactions:


+ Issued 109,432 shares of common stock with a value of $233,750 for services to be rendered.


+ Issued 25,000 shares of common stock with a value of $39,375 for a covenant not to compete.



+             Exchanged $69,596 of services receivable for common stock for a note receivable from an officer.

+             Acquired property and equipment with a value of $141,335 through the issuance of long-term debt.

The accompanying notes are an integral part of these financial statements.

                                          WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For The Years Ended July 31, 1996 And 1995
                                                      ----------



1.       Summary Of Significant Accounting Policies:


         Principles Of Consolidation:


         The consolidated financial statements include the accounts of WIZ Technology, Inc. and its wholly-owned subsidiaries, Wiz Technology, Inc. (a California corporation), Q & A Software Company and CAPOTEC Intranet Business Solutions ("CAPOTEC"). (collectively, the "Company"). Intercompany balances and transactions have been eliminated in consolidation. The Company develops and markets low cost computer software, including licensed commercial software and "shareware." In April 1996, CAPOTEC was established to conduct intranet system marketing and sales.


         Effective March 8, 1996, the Company acquired all of the net assets of Q & A Sales & Marketing ("Q & A") by the merger of Q & A into a newly formed Nevada subsidiary of the Company. In connection with the merger, Q & A's name was changed to Q & A Software Company. The Company issued 1,200,000 shares of Series B Convertible Stock and 299,994 shares of Common Stock in exchange for all of the net assets of Q & A. The acquisition was accounted for as a purchase.


         The purchase price related to the Q & A acquisition is as follows:


                           Issuance of stock                          $3,599,000
                           Liabilities assumed                         1,402,627


                                                                     $5,001,627


         The purchase price was allocated to the assets approximately as follows:

                           Cash                                $    ---
                           Trade accounts receivable               350,000
                           Inventory                               450,000
                           Property and equipment                  100,000
                           License agreement                     3,500,000
                           Covenant not to compete                 600,000





















                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For The Years Ended July 31, 1996 And 1995




1.                       Summary Of Significant Accounting Policies, Continued


         Principles Of Consolidation, Continued


         The Company has consolidated the results of Q & A since the effective date of the merger.

         The license agreement acquired in this transaction provides the Company the worldwide, exclusive rights to sell intranet systems to the public at large or to retailers, wholesalers, distributors or original equipment manufacturers. These systems are based on internet technology and use a relational database to create dynamic and interactive home pages and numerous other applications.

         The covenant not to compete acquired in this transaction restricts the former parent of Q & A and two of its officers from competing with the business of developing, marketing and selling boxed software, CD-Rom software or budget consumer software to consumers throughout the world at manufacturer's suggested retail prices of less than $50 per unit. This covenant became effective on the date of the merger and continues for a period of five years.

         The following unaudited pro forma consolidated results of operations of the Company for the years ended July 31, 1996 and 1995 assume that the acquisition of Q & A occurred on August 1, 1994. The pro forma results presented below are not necessarily indicative of the actual results of operations had Q & A been acquired as of the earlier date, nor are they necessarily indicative of future results of operations.



                                                     1996              1995
                                                  (unaudited)       (unaudited)
                           Revenues               $7,705,495        $6,893,000
                           Net loss               (3,291,262)       (1,105,000)
                           Net loss per common share    (.37)        (.13)

                                          WIZ TECHNOLOGY , INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 1996 And 1995


1.                        Summary Of Significant Accounting Policies, Continued


         Revenue Recognition:


         Revenues  and costs of revenues  for  computer  software  products  are recognized at the time of product shipment. Revenues for intranet system sales are recognized when all obligations under the related contracts have been performed by the Company and collections of related receivable are reasonably assured. Provisions are recorded for estimated future product returns and for advertising and other allowances.


         Cash And Cash Equivalents:


         The Company considers all highly liquid investments with a maturity at acquisition of 90 days or less to be cash equivalents.

         Inventories:


         Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method. Periodically, the Company analyzes its inventories, based on historical and projected usage, and provides reserves for obsolete, slow-moving or otherwise nonsalable inventories.


         Property And Equipment:


         Property and equipment, including certain assets under capital lease, are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets or over the lesser of the term of the lease or the estimated useful life for leasehold improvements and assets under capital leases.

         The estimated useful lives are:


                           Equipment                 5 years
                           Automobiles               3-5 years
                           Furniture and fixtures  5-7 years
                           Leasehold improvements
                                           Lesser of useful life or lease term
                           Displays                  1-3 years


          Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation and amortization, and any resulting gain or loss is included in operations.






                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For The Years Ended July 31, 1996 And 1995
                                                      ----------


1.        Summary Of Significant Accounting Policies, Continued


         License Agreement:


         License agreement is stated at a value independently determined by a third party evaluator and is amortized using the straight-line method over a ten year period. Amortization expense for the year ended July 31, 1996 was $131,247. The Company will periodically evaluate the recoverability of this license agreement by comparing the carrying value to estimated cash flows from the license agreement.


         Covenants Not To Compete:

         Covenants not to compete are stated at cost and are amortized using the straight-line method over the terms of the related agreements. Amortization expense for the years ended July 31, 1996 and 1995 was $172,789 and $121,039, respectively.

         Software Development Costs:


         The Company capitalizes internal software development costs in accordance with Statement of Financial Accounting Standards No. 86. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. The Company uses the working model approach to establish technological feasibility. Amortization is computed on an individual product group basis and is the greater of:
         (a) the ratio of current gross revenues for a product group to the total current and anticipated future gross revenues for the product, or
         (b) the straight-line method over the estimated economic life of the product. Currently, the Company is using an estimated economic life of three years for all capitalized software costs. Amortization expense was $260,909 and $19,727 for the years ended July 31, 1996 and 1995, respectively. During the fourth quarter of 1996, the Company chose to discontinue several products as a result of its strategic redirection due to the merger with Q & A. As a result, software development costs of $558,808 were written off through a charge to cost of revenues.


         Research And Development Costs:


         Research and development costs are charged to operations as incurred.

                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For The Years Ended July 31, 1996 And 1995
                                                      ----------


1.       Summary Of Significant Accounting Policies, Continued


         Income Taxes:


         The Company follows the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.


         Fair Value of Financial Instruments:


         Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At July 31, 1996 management believes that the carrying amounts of cash, certificate of deposits, notes and accounts receivable, accounts payable and other current liabilities, approximate fair value because of the short maturity of these financial instruments.


         Use of Estimates:


         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those
         estimates.


         New Accounting Pronouncement:


         The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, which requires the determination and disclosure of compensation costs implicit in stock option grants or other stock rights. The Company was required to adopt certain provisions of this standard for nonemployee transactions entered into after December 15, 1995.





                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For The Years Ended July 31, 1996 And 1995
                                                      ----------


1.       Summary Of Significant Accounting Policies, Continued

         New Accounting Pronouncement: continued


         The Company has adopted the required provisions during fiscal 1996 for all nonemployee transactions occurring after December 15, 1995. The remaining provisions must be adopted in fiscal 1997. Under the employee transaction provisions, companies are encouraged, but not required, to adopt the fair value of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25 (APB
         25), Accounting for Stock Issued to Employees, but would be required to disclose, in a note to the financial statements, pro forma net earnings and, if presented, earnings per share as if the Company had adopted SFAS No. 123. The Company will continue to account for employee stock-based compensation under APB No. 25.


2.       Concentration Of Credit Risk And Significant Customers:

         The Company has cash deposits at financial institutions in amounts in excess of federally-insured limits. The Company believes that credit risk related to its cash deposits is limited due to the quality of the institutions and the Company's policy which limits credit exposure to any one financial institution.

         The Company's customers are located in several geographic markets, primarily in the United States and Canada. Short-term unsecured credit is granted to its customers, substantially all of whom are engaged in business activity within the retail distribution industry. Net revenues by geographic markets for the years ended July 31, 1996 and 1995 are as follows:
                                                                 1996      1995


         United States                                           74%        72%
         Canada                                                   9%        15%
         Australia                                               10%
         Other                                                    7%        13%



                                                                100%       100%


         Net accounts receivable by geographic markets as of July 31, 1996 are as follows:


         United States                                                      68%
         Canada                                                             17%
         Australia                                                          14%
         Others                                                              1%
                                                                         ------
                                                                           100%




                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For The Years Ended July 31, 1996 And 1995




2.       Concentration Of Credit Risk And Significant Customers:  continued






         As of July 31, 1996, four customers had balances each representing 10% or more of total net accounts receivable, with the sum of these four customers representing approximately 80% of total net accounts receivable.


         During the year ended July 31, 1995, six of the Company's customers accounted for 47.2% of total net revenues. One customer represented 14% of total net revenues for the year ended July 31, 1996. No other customers represented 10% or more of total net revenues for the years ended July 31, 1996 and 1995.

3.       Notes Receivable:

         At July 31, 1996, the Company had 6 notes receivable totaling $127,415 from an individual. The notes are non interest bearing, and are due and payable within 30 days of the issuance of the Company's stock as payment for software design services.

4.       Prepaid Expenses And Other Assets:


         Prepaid expenses and other assets consists of the following at July 31, 1996:


-------------------------------------------------------------------------------
Advance royalties                                                      $110,831

------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Prepaid advertising                                                      75,000

Prepaid shelfspace                                                      144,000

Advanced commissions                                                     40,000

Legal retainers                                                          40,000

Other                                                                    95,850



                                                                       $505,681

5.       Inventories:

         Inventories consist of the following at July 31, 1996:



Raw materials                                                           $566,510
Finished goods                                                           910,325
                                                                       1,476,835

Allowance for obsolescence                                             (478,021)


                                                                        $998,814






                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For The Years Ended July 31, 1996 And 1995
                                                      ----------


6.       Property And Equipment:


         Property and equipment consists of the following at July 31, 1996:



         Equipment                                                      $571,663

Automobiles                                                              329,220

Furniture and fixtures                                                    66,236


Leasehold improvements                                                    37,267

Displays                                                                 342,599
                                                                       1,346,985

     Less, Accumulated depreciation and                                (472,284)
amortization


                                                                        $874,701



         Certain   equipment  and  automobiles  under  capital  leases  totaling
         $441,120 with related amortization of $116,413 are included in property and equipment as of July 31, 1996.


         Depreciation and amortization for the years ended July 31, 1996 and 1995 was $243,348 and $157,483, respectively.


7.       Certificate Of Deposit:


         The Company maintains a $100,000 certificate of deposit which is collateral for a personal obligation of two officers which is due in February 1997.


8.       Notes Payable:

         At July 31, 1996, the Company had four convertible notes payable of $125,000 each payable to four individuals. The notes provide for interest payable on a quarterly basis at Bank of America's prime lending rate plus 2% (10.25% at July 31,1996). These notes, due and payable on August 22, 1996, are in default and are in the process of being renegotiated. With each note, warrants to purchase 30,000 shares of common stock were granted to each note holder at an exercise price of $2.50 per share. These warrants expire in August, 2000. The Company charged interest expense for the difference between the fair value of its common stock (less a discount of 25%) on the date of grant and the exercise price. The total of this charge for the year ended July 31, 1996 was $67,081.

                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For The Years Ended July 31, 1996 And 1995
                                                      ----------




9.       Stockholders' Equity:


         Preferred Stock:


Series A Convertible Preferred Stock- In November 1995, the Company issued 2,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") for
$2,000,000,              net of
$200,000 for an aggregate of $1,800,000.  During 1996, 950 shares of Series A
       Preferred
were converted into 299,564 shares of common stock. In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or
 involuntary, the Series A Preferred   carries a
preference of $1,000 per share.  Each share of Series          A Preferred is
convertible, at the option of its holder, into the number of common  shares at the initial
conversion rate, subject to certain adjustments in the event of
             reclassification,   exchange
or substitution of shares or reorganization, merger,
consolidation or sale of assets.  The initial conversion rate is the number of
shares of            common
stock equal to $1,000 divided by the lower of 80% of the market price or
                  $3.4375.
The Series A Preferred carries no voting rights and is not redeemable.  The holders
are entitled to dividends when and as declared by the Board of Directors at the rate of
$80 per year, payable semi-annually.  No dividends were declared during the year
ended July 31,1996. In conjunction with the issuance of Series A Preferred, warrants to purchase 100,000 shares of the Company's Common Stock were issued at an
exercise price of $3.4375 per share and another 25,000 warrants were issued at
an       exercise
price of $4.00 per share.  These warrants expire on November 1, 2000.

         Series B Convertible Preferred Stock - In connection with the acquisition of Q & A, the
Company issued 1,200,000 shares of Series B Convertible Preferred Stock
 ("Series B
Preferred").  In the event of any liquidation, dissolution or winding up of the
Company,           whether
voluntary or involuntary, the Series B Preferred carries a preference of $1.00
 per share.  Each   share of
Series B Preferred is convertible, at the option of the holder
,               into one share of     common
stock according to an established timetable until May 1998.
   Each holder of   Series B
Preferred is entitled to cast the number of votes as if the
             Series B Preferred   had been
converted to common shares. The holders are entitled to receive dividends, when and as declared by the Board of Directors.



         No dividends were declared during the year ended July 31, 1996. As long as at least 100,000 shares of Series B Preferred are outstanding or until March 15, 1999, the holders of Series B Preferred have the right to purchase antidilution shares of common stock in the event of a "trigger event", as defined, at the same price as such shares are offered in the trigger event.








                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For The Years Ended July 31, 1996 And 1995
                                                      ----------


9.       Stockholders' Equity: Continued

         Common Stock:


         During the year ended July 31, 1995, the Company issued 30,034 shares of common stock for professional services provided to the Company. The stock was issued at prices ranging from $2.50 to $3.50 per share, which approximated fair market value on the dates of issuance.


         During the year ended July 31, 1995, the Company issued 109,432 shares of its common stock, 100,000 of which were unregistered shares, for professional services to be rendered under various consulting agreements (see Note 13). The registered shares were issued at their approximate fair market value on the dates of issuance. The unregistered shares were discounted 30% due to the shares being subject to future registration. Total services rendered under all stock-for-services agreements during the year ended July 31, 1995 was $106,716 and was charged to operations. The remaining amount of services not yet rendered under these agreements as of July 31, 1995 was $131,400 and was recorded as services receivable for common stock issued in the accompanying consolidated financial statements as of that date.


         On April 7, 1995, the Company issued 25,000 shares of unregistered common stock to a consultant under a covenant not to compete. The Company discounted the value of the shares by 30% due to the shares being subject to future registration.

                During the year ended July 31, 1996, the Company issued 88,199
shares of common                            stock in
exchange for services provided to the Company.  The stock was issued at prices ranging from $3.82 to $8.06 per share, which approximated fair market value on the
dates of issuance.

         On December 15, 1995, the Company issued 45,000 shares in exchange for a note receivable from a stockholder of the Company in the amount of $157,500. The note carries interest, payable quarterly, at the rate of 8% per annum.

         Various individuals exercised options to purchase 99,018 shares of common stock at a value of $245,005. Exercise prices ranged from $1.50 to $3.67 per share.

         In February 1996, 10,000 shares of common stock valued at $41,250 were issued in settlement of a legal dispute.

         In May 1996, warrants to purchase 68,675 shares of common stock originally granted in conjunction with the issuance of Series A Preferred were exercised in exchange for $243,693.





                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For The Years Ended July 31, 1996 And 1995
                                                      ----------


9.       Stockholders' Equity: Continued

         Stock Options:


         The Company's 1992 Stock Option Plan (the "Plan"), as amended, authorizes the issuance of up to 2,000,000 shares of common stock to employees, officers and directors and to employees of companies who do business with the Company.


         Any shares which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option may again be used for awards under the Plan. However, shares with respect to which a stock appreciation right has been exercised may not again be made subject to an award.


         Stock options may be granted as incentive stock options or nonqualified stock options. Incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% stockholder at the time of grant) and nonqualified stock options may not be granted at a price less than 85% of fair market value of the stock as of the date of grant. Restricted stock may not be granted under the Plan in connection with incentive stock options.


         Stock options granted under the Plan may include the right to acquire an Accelerated Ownership Nonqualified Stock Option ("AO"). All options granted to date have included the AO feature. If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of the Company's common stock, then upon exercise of the option, the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock of the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related.


         Stock appreciation rights and/or restricted stock may be granted in conjunction with, or may be unrelated to, stock options. A stock appreciation right entitles a participant to receive a payment, in cash or common stock or a combination thereof, in an amount equal to the excess of fair market value of the stock at the time of exercise over the fair market value of the date of grant. Stock appreciation rights may be exercised during a period of time fixed by the Committee not to exceed ten years after the date of grant or three years after death or disability, whichever is later. There were no stock appreciation rights outstanding at July 31, 1996 or 1995.

                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For The Years Ended July 31, 1996 And 1995
                                                      ----------


9.       Stockholders' Equity: Continued


         Stock Options: continued


         Restricted stock requires the recipient to continue in service as an officer, director, employee or consultant for a fixed period of time for ownership of the shares to vest. If restricted shares or stock appreciation rights are issued in tandem with options, the restricted stock or stock appreciation right is canceled upon exercise of the option and the option will likewise terminate upon vesting of the restricted shares.

         In addition to options granted under the Plan, the Company has granted 20,000 options to a former officer, and 400,000 options to current officer/stockholders, which options do not come under the provisions of the Plan.


         The following table summarizes shares under option, including options both under the Plan and outside the Plan, for the years ended July 31, 1996 and 1995:


                                                       1996                                 1995
                                                  ----------                           ----------

                                          Number Of             Price         Number Of             Price
                                             Shares         Per Share            Shares         Per Share

         Beginning of year                     936,772      $1.50-$3.50            627,843      $1.50-$2.50

         Granted                               292,373      $2.50-$4.69            311,484      $3.00-$3.50
         Exercised                             (99,018)     $1.50-$3.67             (2,555)     $1.50-$2.25
         Canceled                               (1,191)     $3.50                  ---                   ---
                                                                             -------------      ------------
         End of year                         1,128,936      $1.50-$4.69            936,772      $1.50-$3.50
                                             ==========================            =======      ===========
         Exercisable                         1,075,508                             927,022
                                             =========                             =======


         Warrants:


         See Notes 8, 14 and 16 for a description of outstanding warrants to purchase common stock.


10.      Net Loss Per Common Share:


         Net loss per common share is computed by dividing reported net loss by the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalents were excluded from the computations of net loss per share because the effect of including such equivalents in the computation would have been anti-dilutive.


         Primary and fully-diluted loss per share amounts do not differ.






                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For The Years Ended July 31, 1996 And 1995
                                                      ----------


11.      Income Taxes:

         The income tax provision for the years ended July 31 consists of:


                                                             1996        1995
 Current:
             Federal                                         $  -        $  -

             State                                            800         800
                                                                ---------------
                                                              800         800
         Deferred:
             Federal                                             -           -
             State                                              -           -
                                                                 ---------------

         Provision for income taxes                             $800        $800
                                                                 ===         ===


         Deferred income taxes are recorded based upon the differences between the financial statement and tax bases of assets and liabilities. Temporary differences which give rise to deferred income tax assets and liabilities are as follows:


                                                                          1996
         Deferred tax assets:
             Allowance for doubtful accounts                         $   215,274
             Inventory obsolescence reserve                              191,209
             Net operating loss carryforwards                          1,969,505
             Covenants not to compete                                     47,866
             Accrued vacation                                             25,356
                                                                  -------------


             Total gross deferred tax assets                           2,449,210


         Deferred tax liabilities:
           Software development                                         (75,754)
             Property and equipment                                     (93,743)

             Total gross deferred tax liabilities                      (169,497)

                            Subtotal                                   2,279,713

         Valuation allowance                                         (2,279,713)


                            Net deferred taxes                       $        0
                                                                     ===========









                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For The Years Ended July 31, 1996 And 1995
                                                      ----------


11.      Income Taxes: continued


         The net change during the year ended July 31, 1996 in the total valuation allowance was an increase of $1,135,683.


         The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

                                                                                     1996              1995
                                                                                     ----------------------

         Tax provision at the federal statutory rate                         (34.00%)              (34.00%)
---------
         State income taxes, net of federal income tax benefit                  .03%                 0.17%
         Accounting losses for which deferred federal income
             tax benefits could not be recognized                             35.90%                           39.31%
         Miscellaneous                                                         (1.90%)              (1.27%)
         Federal tax refund                                                       0                 (4.04%)
                                 ------------                                 -------

                                                                                0.03%                0.17%


         At July 31, 1996, the Company has net operating loss carryforwards for federal and state income tax purposes in the amounts of approximately $5,071,000 and $2,638,000, respectively. These carryforwards begin to expire in 2009 and 1999, respectively.


         The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382.


12.      Other Related Party Transactions:


         Convertible debt to a related party bears interest at 10% per annum payable quarterly, is due on demand, and may be converted at the option of the lender into shares of the Company's common stock at the rate of $1.50 per share. Interest expense to the related party during the years ended July 31, 1996 and 1995 amounted to $8,004 and $8,667, respectively.

         On July 31, 1994, the Company loaned $32,988 to an officer/stockholder of the Company. The note bears interest at a rate of 5% per annum and is due on demand. As of July 31, 1996, the balance due from such stockholder, under a promissory note, was $34,000, plus accrued interest of $708.

                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For The Years Ended July 31, 1996 And 1995
                                                      ----------


12.      Other Related Party Transactions: continued


         During fiscal 1995, the Company loaned an aggregate of $325,000 under a promissory note to its outside legal counsel pending the registration of 100,000 shares of common stock held by such individual. The loan was collateralized by a pledge of such shares. On July 31, 1995, the shares were transferred from the individual to an unrelated third party, who assumed the note obligation. The balance of $325,000 was collected in full during fiscal 1996.


         Also, in connection with this transaction, as of July 31, 1995, such legal counsel owed the Company $69,596 in services prepaid by the Company with stock during the year ended July 31, 1994. On July 31, 1995, the rights to such services to be rendered were transferred to an officer/stockholder in exchange for a promissory note from such officer/stockholder due on or before July 31, 1997 and bearing no interest. The balance of the note as of July 31, 1996 of $69,596 was included in notes receivable from stockholders in the accompanying consolidated balance sheet.

13.      Commitments And Contingencies:


         Leases:

         The Company leases certain office equipment and automobiles under capital leases which expire at various dates through July 2001. The Company leases its office and warehouse space and certain equipment and automobiles under operating leases expiring through July 2000. The office and warehouse space lease requires the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the base rent and expires in March 1998.


         Future minimum lease payments under capital and operating leases for each of the years ending July 31 are as follows:


                                                         Capital      Operating
                                                          Leases         Leases

                   1997                               $ 128,379        $ 279,681
                   1998                                 116,051          197,381
                   1999                                  69,783           58,276
                   2000                                  18,273           4,607
                   2001                                  51,076        ---
                                                          ----------  ---------
                                                         383,562        $539,945
                   Less, amount representing interest     65,734
                                                        $317,828








                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For The Years Ended July 31, 1996 And 1995
                                                      ----------

13.      Commitments And Contingencies: continued


         Leases: continued


         In 1997 the Company is expected to receive sublease income of $102,375 against operating lease expense.


         Rent expense for the years ended July 31, 1996 and 1995 amounted to $279,506 and $140,021, respectively.


         Employment Agreements:


         As of July 31, 1996, the Company has employment agreements with four officers. Three of the contracts originated at the time of the initial public offering, expired in August 1996 and have been extended for a one year term. The fourth agreement was entered into in March 1996 and expires in July 1999. The agreements require aggregate annual base salaries of approximately $560,000, with annual increases at the discretion of the Board of Directors for three of the agreements and a five percent annual increase for the fourth. The Board of Directors may also, at its discretion, award annual or other bonuses based on profitability of the Company, performance, or other criteria. No bonuses were paid to the officers during the years ended July 31, 1996 and 1995.


         Consulting Agreements:


         Effective April 1, 1994, the Company entered into a two-part agreement with an unrelated third party to provide financial and reporting advice to the Company. The agreement required the Company to pay $100,000 at the inception of the agreement for consulting services to be provided over a period of 24 months. The consulting portion of the agreement can be terminated by either the consultant or the Company with thirty days notice, and does not require the consultant to repay the Company any amounts. Accordingly, the Company considered it appropriate to expense the entire $100,000 during the year ended July 31, 1994. Under the requirements of the second part of the agreement, the consultant agreed not to provide similar services to current and prospective competitors of the Company for a period of three years, effective April 1, 1994, in exchange for 200,000 shares of the Company's common stock. The Company's stock has been placed in a trust and cannot be accessed by the consultant until March 1997. Due to the restrictions on the access and salability of the common stock, the Company discounted the value of the common stock by 30%. The covenant not to compete is being amortized using the straight-line method over the three-year term of the agreement. Amortization expense related to this covenant was $116,664 for the years ended July 31, 1996 and 1995.






                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For The Years Ended July 31, 1996 And 1995
                                                      ----------


13.      Commitments And Contingencies: continued


         Consulting Agreements: continued

         Effective April 1, 1995, the Company entered into a two-part agreement with an unrelated third party to provide financial and investor relations advice to the Company in exchange for 75,000 shares of the Company's unregistered common stock. Due to the restrictions on the access and salability of the shares, the Company discounted the value of the shares by 30%. Under the first part of the agreement, 50,000 shares represented compensation for services to be rendered from April 1, 1995 to April 30, 1997. As of July 31, 1996, $28,350 of services not yet rendered was included in services receivable for common stock issued in the accompanying balance sheet.


         Under the second part of the agreement, 25,000 shares represented consideration under a covenant not to compete for the three-year period ending March 31, 1997.
         These shares will remain restricted until the end of the term. The covenant not to compete is being amortized using the straight-line method over the three-year term of the agreement. Amortization expense related to this covenant for the years ended July 31, 1996 and 1995 was $13,125 and $4,375, respectively.


         Effective August 1, 1994, the Company entered into an agreement with an unrelated party to provide marketing and promotional services to the Company for the two-year period ended July 31, 1996. As compensation under the agreement, the Company issued 50,000 shares of its unregistered common stock. Due to the shares being subject to future registration, the Company discounted the value of the stock by 30%. As of July 31,1996, all services have been rendered under this agreement.


         As described in Note 1, a covenant not to compete was entered into as a result of the Q & A merger. Amortization expense related to this covenant was $43,000 for the year ended July 31, 1996.



         Litigation:


         The Company was awarded a judgment of approximately $364,000 (Canadian) with respect to its claim against a former distributor. The former distributor appealed the decision, but the appeal was abandoned. Collection of the judgment was stayed and the Company's counsel has prepared an application to remove the stay. However, the Company has not recognized any gain with respect to this judgment. A trial date has been tentatively scheduled for September 1998 to resolve outstanding issues with respect to this matter.

         On April 1, 1996 and May 24, 1996, the underwriter of the Company's initial public offering, Strausbourger, Pearson Tulchin, Wolff, Inc., filed a lawsuit against the Company alleging breach of contract and for failing to register certain warrants. The that the Company will be successful in its defense.


         On October 3, 1996, an arbitrator with the American Arbitration Association awarded Daisy Software, Inc., a former distributor of the Company's product, compensatory damages of approximately $140,000 for breach of contract. An accrual has been recorded in the financial statements as of July 31, 1996 in the amount of $140,000.


         On October 29, 1996, a Nevada general partnership filed a complaint against the Company asserting three causes of action based on an alleged breach of contract. The complaint prays for damages to reimburse the plaintiff for the reasonable value of services allegedly provided to the Company plus interest and attorney fees, or, alternatively, 240,000 units of the Company's product. The Company is preparing its response as well as a counter claim. The Company intends to vigorously defend the allegations stated in the complaint, as it believes such allegations to be without merit.


         The Company is involved in various other legal matters resulting from the normal course of business. Such legal matters, when ultimately determined, will not, in the opinion of management, have a material effect on the financial position or the results of operations of the Company.

14.      Public Offering:

         On February 9, 1994, the Company issued 2,000,000 shares of its common stock for $4,146,269, net of offering costs of $853,731 through a public offering. As part of such offering, the Company agreed to the following:


    (Diamond)     The  Company  granted  the  Underwriter  warrants  to purchase
                  182,000  shares of the  Company's  common  stock at a price of
                  $3.00 per share.  The warrants are  outstanding as of July 31,
                  1996 and are  exercisable for a period of three years from the date of closing.
         (Diamond)         The Company  entered into  employment  contracts with
                           its principal executive officers for a period of three years from the date of closing (see Note 13).








                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For The Years Ended July 31, 1996 And 1995





14.      Public Offering: Continued

         (Diamond)         For a period of three  years  from the  closing,  the
                           Underwriter shall have the right to designate one nominee for election to the Board of Directors of the Company.


         (Diamond)         The  Company  will not,  without  the  consent of the
                           Underwriter, sell any shares of the Company's common stock or warrants or options to purchase shares of the Company's stock for a period of two years from the closing.



15.      Fourth Fiscal Quarter Adjustments:

         During the fourth quarter of the fiscal year ended July 31, 1996, the Company recorded adjustments, aggregating approximately $3.4 million, that increased the net loss for such quarter were as follows:

         (Diamond)The write off of advertising credits of approximately
 $700,000, which have been                  disputed.

                  (Diamond)An increase to the allowance for doubtful accounts of approximately $527,000 to reserve for significant customers' balances. One of the customers filed for bankruptcy protection in August 1996.


         (Diamond)An accrual to provide for the settlement of an arbitration
matter in the amount of               $140,000.


         (Diamond)A write off of software development costs in the amount of $560,000 as a result of a decision to discontinue certain product lines in fiscal 1997.


         (Diamond)An increase to the allowance for obsolete inventory to reserve for slow-moving inventory items of $330,000.

         (Diamond)         A reversal of fourth quarter sales due to product
 returns subsequent to year end of approximately $350,000.


         (Diamond)A charge for returned inventory deemed to be unsaleable in the amount of approximately $300,000.


         (Diamond)       Write off of certain property and equipment of $52,000.


         (Diamond)An increase to accrued expenses for fourth quarter legal fees
of approximately                   $85,000.


         (Diamond)        Other write downs aggregating approximately $380,000.


                                        WIZ TECHNOLOGY, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For The Years Ended July 31, 1996 And 1995

16.      Subsequent Events (Unaudited):

         On October 14,1996, the Company issued 7% Convertible Debentures in the principal sum of $1,250,000 which mature on October 14, 1999. The interest compounds annually and is payable on a semi-annual basis commencing six months after the date of the Debentures. The Debentures may be converted, at the holder's option, up to 33 1/3 % of the aggregate original principal amount beginning after the 90th day following the date of the issuance; 66 2/3% after the 125th day; and 100% after the 170th day. The conversion price shall be equal to the:
         1) lesser of 110% of the average closing bid price (as reported on the American Stock Exchange) of the Company's common stock for the 5 consecutive trading days ending on the trading day immediately preceding the date of the agreement, or, 2) 82% of the average closing bid price of the Company's common stock for the 5 consecutive trading days ending on the trading day immediately preceding a Conversion Date, as defined. In conjunction with the issuance of the Debentures, the Company granted warrants to purchase 37,500 shares of common stock at an exercise price of $5 per share. These warrants expire on October 14, 1999.

         On November 13,1996, trading of common stock on the American Stock Exchange was halted due to the Company's failure to file SEC Form 10-KSB for the year ended July 31, 1996 in a timely manner. The Exchange informed the Company it has fallen below the Exchanges listing requirements and is at risk of being de-listed. Management believes that with the filing of the Form 10-KSB for the year ended July 31, 1996 the Company will be in full compliance with all Exchange rules and will be operating within the Exchange quidelines.