Form 10KSB/A
period 1996-07-31
WIZ TECHNOLOGY INC
filed 1997-02-05
CIK 914282

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C.

                                                    FORM 10-KSB/A
(Mark One)
[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
                                      For the fiscal year ended July 31, 1996



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

                                        DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (check one):
Yes:                    No:      X       .

This amendment is being filed solely to include exhibits to the Annual Report on Form 10KSB.


                                                      PART IV


Item 13 - Exhibits and Reports on Form 8-K


         (a)      The following documents are filed as a part of this
Report:

                  (1) Financial Statements. The consolidated financial statements of the Company are included in
                           Part II, Item 8, herein.

(b) Exhibits
 Exhibit
 Number                                 Description

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

23.      Consents
      23.1 Consent of Cacciamatta Accountancy Corporation(9)
      23.2 Consent of Coopers & Lybrand L.L.P.(9)


(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed on November 1, 1993
(2) Incorporated by reference to the Company's Registration Statement on Form 10-SB, File No. 0-20910 (the "Form 10")
(3) Incorporated by reference to the Company's Annual Report on Form 10K-SB for the year ended July 31. 1994.

(4) Incorporated by reference to the Company's Annual Report on Form 10K-SB for the year ended July 31, 1995.
(5) Incorporated by reference to the Company's Current Report on Form 8-K dated March 12, 1996.
(6)      Incorporated by reference to the Company's Registration
         Statement on Form S-3, file no. 333-6423, filed on June 20,
         1996.
(7) Incorporated by reference to the Company's Current Report on Form 8-K dated August 21, 1996.
(8) Incorporated by reference to the Company's Current Report on Form 8-K dated December 12, 1996.
(9)      Filed herewith.

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

Date February 5, 1997



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By


Arthur S. Tendler, President

Date: February 5, 1997



By


Bruce Allen Gilgen, Executive Vice President, Chief Operating Officer

Date: February 5, 1997



By:


Richard H. Nance, Chief Financial Officer

Date: February 5, 1997