Form 10QSB
period 1997-01-31
WIZ TECHNOLOGY INC
filed 1997-03-14
CIK 914282

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 31, 1997

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

                                             Yes    X        No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                                      9,087,593
----------------------------------                      ----------------------
Title of Class                                      Number of Shares outstanding
                                                            at February 10, 1997



                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                                                             January 31, 1997

ASSETS
Current Assets:
        Cash and cash equivalents                                                                                      189,733
        Accounts Receivable, net of allowance
           for doubtful accounts of $297,210                                                                         1,232,051
        Notes receivable                                                                                               137,415
        Notes receivable from stockholders                                                                             103,596
        Prepaid expenses and other assets                                                                              366,617
        Inventories                                                                                                  1,005,279
        Employee advances                                                                                               48,305
           Total current assets                                                                                      3,082,995
        Contract receivable, net of discount of $1,300,000                                                             700,000
        Property and Equipment, net                                                                                    734,974
        License agreement,
           net accumulated amortization of $306,243                                                                  3,193,757
        Software development costs                                                                                     138,288
        Certificate of deposit                                                                                         100,000
        Covenants not to complete,
           net of accumulated amortization of $477,062                                                                 512,313
        Other assets                                                                                                   100,925
           Total assets                                                                                              8,563,252

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
        Obligations under capital leases, current                                                                      101,703
        Accounts payable                                                                                               732,654
        Accrued expenses                                                                                               107,538
        Accrued salaries and wages                                                                                     189,629
        Notes payable                                                                                                  500,000
        Accrued settlement expense                                                                                     140,000
           Total current liabilities                                                                                 1,771,524
          7% convertible debentures                                                                                  1,212,500

        Obligations under capital leases, noncurrent                                                                   242,214

           Total liabilities                                                                                         3,226,238
        Commitments and contingencies







                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                    CONTINUED
                                                                                                             January 31, 1997

        Stockholders' equity:
        Preferred stock, $.001 par value, 10,000,000 shares authorized
           Series A, 1,050 shares issued and outstanding                                                                     1
           Series B, 1,200,000 shares issued and outstanding                                                             1,200
        Common stock, $.001 per value, 50,000,000 shares authorized
          9,067,593 shares issued and outstanding                                                                        9,067
        Additional paid-in capital preferred                                                                         3,537,799
        Additional paid-in capital-common                                                                            9,065,924
        Services receivable for common stock issued                                                                    (9,450)
        Note receivable from stockholder                                                                             (157,500)
        Accumulated deficit                                                                                        (7,110,027)
           Total stockholders' equity                                                                                5,337,014

           Total liabilities and stockholders' equity                                                                8,563,252



                       WIZ TECHNOLOGY INC AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                              For the                       For the
                                                                         Six Months Ended             Three Months Ended
                                                                           January 31,                    January 31,
                                                                         1997         1996            1997            1996

Net revenues                                                         $  2,288,781  $  3,634,881   $    962,436   $   1,588,849
Costs and expenses:
        Cost of revenues                                                  975,572     1,783,412        261,705         814,762
        Selling, general and administrative expenses                    2,438,594     1,310,487      1,594,523         635,048
           Total costs and expenses                                  $  3,414,166  $  3,093,899   $  1,856,228   $   1,449,810

        Income (loss) from operations                                 (1,125,385)       540,982      (893,792)         139,039

Nonoperating (expenses) income
        Interest income                                                    19,613        34,516         11,261          26,416
        Interest expense                                                 (69,460)      (69,816)       (44,023)        (39,541)
        Other                                                               1,883        36,190          1,868         (1,388)

        Total nonoperating (expense) income                              (47,965)           890       (30,895)        (14,513)

        Income (loss) before income taxes                             (1,173,350)       541,872      (924,687)         124,526

Provision for income taxes                                                               20,803                          4,109

        Net income (loss)                                            $(1,173,350)  $    521,069   $  (924,687)   $     120,417


Net income (loss) per share                                          $     (0.13)  $       0.06   $     (0.10)   $        0.01

Weighted average number of common shares outstanding                    8,985,191     8,608,766      8,985,191       8,620,541


                                                               4



                       WIZ TECHNOLOGY INC AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the                For the
                                                                                    Six Months Ended       Six Months Ended
                                                                                    January 31, 1997       January 31, 1996
Cash flows from operating activities:
        Net (loss) income                                                        $         (1,173,350)    $            521,069
        Adjustments to reconcile net loss to net
          cash used by operating activities:
           Depreciation and amortization                                                       439,624                 173,380
           Amortization of software development costs                                           60,893                  96,092
           Allowance for doubtful accounts                                                                              42,231
           Allowance for slow-moving/obsolete inventories                                                               46,719
           Stock issued for services rendered                                                                          195,640
           Services rendered for stock previously issued                                        18,900                  52,900
           Gain on sale of assets                                                                                       15,988
           Additions to software development costs
               in exchange for common stock-subscribed

        Changes in operating assets and liabilities:
           Accounts receivable                                                                 671,948               (495,625)
           Inventories                                                                         (6,465)               (195,963)
           Prepaid expenses and other assets                                                   139,064                (93,636)
           Accounts payable                                                                  (710,904)               (510,534)
           Accrued expenses                                                                  (355,546)                  84,428
           Accrued salaries and wages                                                         (68,141)                (43,950)
           Income taxes payable                                                                                         20,803
               Net cash (used) provided by operating activities                              (983,977)                (90,458)
Cash flows from investing activities:
        Purchases from property and equipment, net                                                                   (103,116)
        Interest in contract receivable                                                      (700,000)
        Increase in notes receivable                                                          (10,000)                 325,000
        Decrease in notes receivable from stockholders
        Decrease in employee advances                                                              604                   4,238
        Decrease in other assets                                                               104,044                (21,634)
        Capitalized software development costs                                                                       (501,047)
           Net cash (used) provided by investing activities                                  (605,352)               (296,559)
Cash flows from financing activities:
        Proceeds from issuance of long-term debt                                             1,212,500                 500,000
        Principal payment on long term debt                                                     25,495                (29,462)
        Proceeds from issuance of Series A Convertible
        Preferred, Net                                                                       (225,000)               1,800,000
        Current maturities of LTD                                                             (79,406)
        APIC - Common                                                                          394,502
           Net cash provided by financing activities                                         1,328,091               2,270,538

           Net increase (decrease) in cash                                                   (261,238)               1,883,521
           Cash at beginning of period                                                         450,971                 101,994
           Cash at end of period                                                 $             189,733    $          1,985,515
Supplemental disclosure of cash flows information Cash paid during the year for:
           Interest                                                              $              49,847    $             25,594
           Income Taxes                                                          $                   0    $                  0

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Six Months Ended January 31, 1996 and January 31, 1997


NOTE 1 - UNAUDITED INTERIM FINANCIAL INFORMATION

The interim financial statements are unaudited, but, in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at January 31, 1997, the results of operations for the six months ended January 31, 1997 and January 31, 1996, and the cash flows for the three months ended January 31, 1997 and January 31, 1996. The results of operations for the six months ended January 31, 1997 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 1997.

NOTE 2 - CONVERTIBLE DEBENTURES

On October 14, 1996, the Company issued 7% Convertible Debentures in exchange for $1,212,500 net of issuance costs. These debentures mature on October 14, 1999. The related interest compounds annually and is payable on a semi-annual basis commencing six months after the date of the Debentures. The Debentures may be converted, at the holder's option, up to 33 1/3% of the aggregate original principal amount beginning after the 90th day following the date of the issuance; 66 2/3% after the 125th day; and 100% after the 170th day. The conversion price shall be equal to the: 1) lesser of 110% of the average closing bid price (as reported on the American Stock Exchange) of the Company's common stock for the 5 consecutive trading days ending on the trading day immediately preceding the date of the agreement, or, 2) 82% of the average closing bid price of the Company's common stock for the 5 consecutive trading days ending on the trading day immediately preceding a Conversion Date, as defined. In conjunction with the issuance of the Debentures, the Company granted warrants to purchase 112,500 shares of common stock at an exercise price of $5 per share. These warrants expire on October 14, 1999.

NOTE 3 - CONTRACT RECEIVABLE

On January 31, 1997 the Company sold two of its existing intranet contracts to a third party for $2,000,000. The terms of the sale call for a payment due in February, 1997, which was paid, of $450,000 with the balance collected over the next 51 months. Monthly payments begin October, 1997 under the following schedule: 1. Twelve payments of $10,000 per month 2. Twelve payments of $20,000 per month 3. Twelve payments of $30,000 per month 4. Twelve payments of $40,000 per month 5. Seven payments of $50,000 per month
     Total Cash Payments:  $2,000,000

At January 31, 1997 the Company recognized $450,000 as income and will record future income from the contract based on the recovery method as cash is received. The discount on the contract receivable will be amortized over the life of the contract as interest income.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         CONDITION
(a)      Plan of Operation
The Company continues to develop and distribute budget computer software to retail stores throughout the United States and foreign countries. For the near future the Company's focus to generate revenues will come from the sale of this software and from the marketing of its intranet software application to other companies. With regards to the Intranet revenues, the Company expects to receive revenues as transactions are accessed on the respective intranet sites and/or from the sale of contracts to third parties. At January 31, 1997 the Company sold two of its existing contracts to a third party for $2,000,000. The discount balance will be recognized as interest income over the collection period of the contract. See footnotes to the financial statements.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations
As previously discussed, the most significant change on the Company's balance sheet for the quarter ended January 31, 1997 is the contact receivable with regards to the intranet sales discussed above. The Company is currently pursuing additional contracts to develop intranet sites for other companies, though no assurances can be given that those contracts will be consummated.

For the six months ended January 31, 1997, net revenues declined by 37% compared to the same period ended January 31, 1996. Management believes a combination of slower than expected seasonal sales, competition and returned merchandise were factors contributing to the decline. Cost of goods sold remained relatively comparable for the six month periods at 43% and 43% for January 31, 1997 and 1996 respectively. The decrease in cost of sales is due to the inclusion of the revenue recognized of the intranet sales contract. The offsetting cost of sale of this contract is reflected in the amortization expense of the intranetlicense agreement. Selling and G&A expenses rose however by 63% from the prior year due to the increase in number of employees and executives as a result of the fourth quarter 1996 purchase of Q& A Sales & Marketing. Management of the Company has taken aggressive steps to reduce this increase by bringing the number of employees more in line with the revenue of the Company. By March, 1997 the number of full time employees had been reduced to approximately 30, down from over 50 at the year ended July 31, 1996. Management does not expect any further significant changes in the number of employees for the foreseeable future.

The net loss reported at January 31, 1997 of $1.2 million compared to profits of $521,069 reported at the period ended January 31, 1996 resulted form the combination of slower sales and increased overhead and includes non-cash charges of depreciation and amortization of nearly $600,000. Management cannot at this time determine if the trend of losses reported to date for fiscal 1997 will continue or not for the balance of the fiscal year. Management believes capital and liquidity are sufficient for the near-future and continues to aggressively work toward collections of accounts receivable and reducing inventory levels.

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

The Company has been named in a respondent action for breach of contract and other business-related torts brought by Daisy Software, Inc. The Company filed a counter-claim alleging numerous business-related torts and seeking punitive damages. In October, 1996 an arbitrator with the American Arbitration Association who presided over the hearing awarded $140,000 to Daisy Software. This amount has been accrued as a liability in the January 31, 1997 financial statements.

On October 29, 1996, Platinum Entertainment Partners, II, a Nevada general partnership, filed in Clark County, Nevada District Court a complaint against the Company asserting three causes of action based on an alleged breach of contract. The complaint seeks unspecified damages, or specific performance in which the Company should provide 240,000 units of the Company's product. The Company intends to vigorously defend the allegations stated in the complaint, as it believes such allegations are without merit. Additionally, during January, 1997 the Company filed a counter-claim against the plaintiff seeking the return of over $700,000 in inventor or cash equivalent.

On March 4, 1997 a lawsuit was filed in the Orange County Superior Court of California by seven shareholders alleging the "issuance of false financial statements and other positive statements." The action seeks class action status for purchasers of the Company stock between December 11, 1995 and November 11, 1996. The complaint prays for relief as the court may deem just and proper. The Company intends to vigorously defend the allegations stated in the complaint, as it believes such allegations are without merit. As of March 12, 1997 the Company has not yet been served with this complaint.

Item 2.  CHANGES IN SECURITIES

         None


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


Item 5.  OTHER INFORMATION

On November 11, 1996 the American stock Exchange (the Exchange) halted trading of the Company's common stock for failing to file in a timely manner SEC Form 10-KSB for the year ended July 31, 1996. The Exchange subsequently notified the Company it had fallen below the Exchange's guidelines for continued listing and subjected the Company to a continued listing revue. On February 10, 1997 the Exchange notified the Company of its decision to de-list the Company. The Company chose not to appeal this decision. During February, 1997, the Company's stock began trading on the Nasdaq Electronic Bulletin Board under the symbol "WZTC".


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

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


Date:    March 14, 1997
                            By:/s/ Arthur S. Tendler
                                                              Arthur S. Tendler
                                          President and duly authorized Officer


Date:    March 14, 1997
                             By:/s/ Richard N. Nance
                                                              Richard N. Nance
                             Chief Financial Officer