Form 10QSB
period 1997-04-30
WIZ TECHNOLOGY INC
filed 1997-06-16
CIK 914282

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended April 30, 1997

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

                                             Yes    X        No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value       10,000,094
----------------------------------   ----------------------
Title of Class                      Number of Shares outstanding
                                              at May 15, 1997


                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                                                              April 30, 1997

ASSETS
        Cash and cash equivalents                                                                                      187,597
        Accounts Receivable, net of allowance
           for doubtful accounts of $143,062                                                                           877,080
        Notes receivable                                                                                               137,415
        Notes receivable from stockholders                                                                             103,596
        Prepaid expenses and other assets                                                                              256,540
        Inventories                                                                                                    953,161
        Employee advances                                                                                                1,865
           Total current assets                                                                                      2,517,252
        Property and Equipment, net                                                                                    672,951
        License agreement,
           net accumulated amortization of $393,743                                                                  3,106,257
        Software development costs                                                                                      97,845
        Certificate of deposit                                                                                         100,000
        Covenants not to complete,
           net of accumulated amortization of $510,344                                                                 479,032
        Other assets                                                                                                    72,091
           Total assets                                                                                              7,045,428

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
        Obligations under capital leases, current                                                                      101,703
        Accounts payable                                                                                               672,671
        Accrued expenses                                                                                                26,508
        Accrued salaries and wages                                                                                     120,923
        Notes payable                                                                                                  500,000
        Accrued settlement expense                                                                                     116,500
           Total current liabilities                                                                                 1,538,305
          7% convertible debentures                                                                                  1,212,500

        Obligations under capital leases, noncurrent                                                                   213,390

           Total liabilities                                                                                         2,964,195
        Commitments and contingencies




                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                    CONTINUED
                                                                                                              April 30, 1997

        Stockholders' equity:
        Preferred stock, $.001 par value, 10,000,000 shares authorized
           Series A, 1,050 shares issued and outstanding                                                                     1
           Series B, 1,200,000 shares issued and outstanding                                                             1,200
        Common stock, $.001 per value, 50,000,000 shares authorized
          9,067,593 shares issued and outstanding                                                                        9,067
        Additional paid-in capital preferred                                                                         3,537,799
        Additional paid-in capital-common                                                                            9,065,924
        Note receivable from stockholder                                                                             (157,500)
        Accumulated deficit                                                                                        (8,375,259)
           Total stockholders' equity                                                                                4,081,233

           Total liabilities and stockholders' equity                                                                7,045,428



                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS


                                                               For the                                        For the
                                                          Nine Months Ended                             Three Months Ended
                                                              April 30,                                      April 30,
                                                   1997                    1996                   1997                    1996

Net revenues - Software                       $      2,349,543      $       6,336,879      $         510,763       $       2,701,999
Net revenues - Intranet                                216,286                                       216,286
     Total net revenues                       $      2,565,829      $       6,336,879      $         727,048       $       2,701,999

Costs and expenses:
     Cost of revenues - Software              $      1,074,139      $       3,241,066      $         141,222       $       1,457,655
     Cost of revenues - Intranet                             0                                             0
     Selling, general and
       administrative expenses                       3,860,549              2,207,437                984,300                 896,951
     Total costs and expenses                 $      4,934,688      $       5,448,503      $       1,125,522       $       2,354,606

     Income (loss) from operations                 (2,368,859)                888,376              (398,474)                 347,393

Nonoperating (expenses) income
     Interest income                          $         26,804      $          58,265      $           7,190       $          23,749
     Interest expense                                 (98,409)               (93,247)               (28,948)                (42,181)
     Other                                               1,883               (27,643)                     --                (45,083)

     Total nonoperating (exp) income                  (69,723)               (62,625)               (21,758)                (63,515)

     Income (loss) before
       income taxes                                (2,438,582)                825,751              (420,231)                 283,878

Provision for income taxes                                                     31,707                     --                  10,903

     Net income (loss)                        $    (2,438,582)      $         794,044      $       (420,231)       $         272,975


Net income (loss) per share                   $         (0.27)      $            0.09      $          (0.05)       $            0.03

Weighted average number of
  common shares outstanding                          8,895,191              8,957,422              8,985,191               8,660,961




                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          For the                             For the
                                                                     Nine Months Ended             Three Months Ended
                                                                      April 30, 1997                      April 30, 1996
Cash flows from operating activities
  Net (loss) income                                              $             (2,438,582)         $                   794,044
  Adjustments to reconcile net loss to net
      cash used by operating activities:
          Depreciation and amortization                                            622,428                             295,935
          Amortization of software development
            costs                                                                  101,336                             231,023
          Allowance for doubtful accounts                                          464,591                              64,903
          Allowance for slow-moving/obsolete
            inventories                                                                                                 68,271
          Stock issued for services rendered                                                                           310,412
          Services rendered for stock previously
            issued                                                                  28,350                              77,075
          Gain on sale of assets                                                                                        21,299

  Changes in operating assets and liabilities:
      Accounts receivable                                                          562,328                           (974,839)
      Inventories                                                                   45,653                           (774,597)
      Prepaid expenses and other assets                                            249,141                           (132,281)
      Accounts payable                                                           (770,887)                           (620,551)
      Accrued expenses                                                           (460,076)                             121,407
      Accrued salaries and wages                                                 (136,847)                            (36,449)
      Income taxes payable                                                                                              31,707
          Net cash provided (used) by
            investing activities                                               (1,732,565)                           (521,741)

  Cash flows from investing activities:
      Purchases of property and equipment, net                                                                       (156,572)
      Increase in notes receivable                                                (10,000)                            (48,001)
      Decrease in notes receivable from stockholders                                                                   325,000
      Decrease in employee advances                                                 47,044                            (39,508)
      Decrease in other assets                                                     132,878                           (156,868)
      Capitalized software development costs                                                                         (515,612)
          Net cash provided (used) by
            investing activities                                                   169,922                           (591,561)




                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (continued)


                                                                          For the                             For the
                                                                     Nine Months Ended             Three Months Ended
                                                                      April 30, 1997                      April 30, 1996


  Cash flows from financing activities:
      Proceeds from issuance of long-term debt                                   1,212,500                             500,000
      Proceeds from exercise of common stock options                                                                    37,500
      Principal payments on long-term debt                                          98,374                            (45,524)
      Proceeds from issuance of Series A Convertible
      Preferred, Net                                                             (225,000)                           1,800,000
      Current maturities of LTD                                                  (181,107)
      APIC - Common                                                                394,502
          Net cash provided by financing activities                              1,299,269                           2,291,976

          Net increase (decrease) in cash                                        (263,374)                           1,178,674
          Cash at beginning of period                                              450,971                             101,994
          Cash at end of period                                  $                 187,597         $                 1,280,668

Supplemental  disclosure  of cash flows  information:  Cash paid during the year for:
      Interest                                                   $                  69,723         $                    51,996
      Income taxes                                               $                       0         $                         0


                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Nine Months Ended April 30, 1996 and April 30, 1997


NOTE 1 - UNAUDITED INTERIM FINANCIAL INFORMATION

The interim financial statements are unaudited, but, in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at April 30, 1997, the results of operations for the nine months ended April 30, 1997 and April 30, 1996, and the cash flows for the three months ended April 30, 1997 and April 30, 1996. The results of operations for the three and nine months ended April 30, 1997 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 1997.

NOTE 2 - ALLOWANCE FOR DOUBTFUL ACCOUNT

Beginning Balance, February 1, 1997                                    $ 497,210
         Less: Charges                                                   354,148
                  Additions                                                    0
Ending Balance                                                           143,062

NOTE 3 - INVENTORIES

Inventories consist of
  Raw materials:                                     $        497,210
  Finished goods:                                    $        429,214
  Total                                              $        968,878
  Less:  Allowance for
         Obsolescence                                $                 (15,717)

TOTAL                                                $        953,161

NOTE 4 - CONVERTIBLE DEBENTURES

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


NOTE 4 - ACCOUNTING POLICY - SEGMENT REPORTING

On January 31, 1997 the Company sold two of its existing intranet contracts to American Data Intranet Systems, Inc. (ADIS), an affiliate of American Data Technology, Inc. (ADTI) for $2,000,000 which includes refinancing a $250,000 receivable recorded in fiscal 1996. ADTI transacts other business with the Company relating to outside software-fulfillment. The terms of the sale call for a $450,000 payment due in February 1997, which was paid and applied to the $250,000 existing receivable, and the balance of $1,550,000 collected over the next 51 months. The Company will record transactions using the installment method of accounting which recognizes revenues as cash is received. Monthly payments will begin October, 1997 under the following schedule:

1.       Twelve payments of $10,000 per month
2.       Twelve payments of $20,000 per month
3.       Twelve payments of $30,000 per month
4.       Twelve payments of $40,000 per month
5.       Seven payments of $50,000 per month
         Total Cash Payments:  $2,000,000

The Company considers this transaction a new source of revenue, reported as a segment of the Company's business. There are no direct costs associated with this revenue source. Sales commissions, included in selling, general and administrative expenses, and amortization of the intranet license agreement are considered indirect costs of this transaction and are not a part of cost revenues.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company continues to develop and distribute budget computer software to retail stores throughout the United States and foreign countries. For the near future the Company's focus to generate revenues will come from the sale of this software and from the marketing of its intranet software application to other companies. The Company utilizes both in-house and outside sales representatives who typically are paid a base draw against commissions. Commissions are generally paid as cash is received from customers. With regards to the intranet revenues, the Company expects to record revenues as transactions are accessed on the respective intranet sites and/or from the sale of contracts to third parties. On-going costs associated with intranet sales are anticipated to consist of commissions and indirect costs (amortization of the license agreement). There are no direct costs to the Company associated with this source of revenue. As previously reported, on January 31, 1997 the Company entered into a contract to sell two of its existing contracts to a third party. The terms of the contract are detailed in the footnotes to the financial statements and revenues will be recognized under the installment method of accounting that recognizes income as cash is received. During the quarter ended April 30, 1997 the Company received the first payment of $450,000 which was applied to an existing outstanding receivable of $250,000, with the balance of $200,000 recorded as revenues. Additional revenues were also received during the quarter ended April 30, 1997 as a result of intranet site installations, and recorded as well. The Company has other business dealings with an affiliate of American Data Intranet Systems, (AIDS), the third party purchaser of the Intranet contracts. See footnotes to the financial statements.

During the quarter ended April 30, 1997 the Company recorded revenues generated from the sale of intranet contracts and from the contracts themselves. For reporting purposes this is being treated as a separate segment of Company operations distinguished from software sales. Software sales declined by 63% for the nine months ended April 30, 1997 compared to the same period ended April 30, 1996. For the three months ended April 30, 1997 versus April 30, 1996 software sales declined by 81%. Management attributes this decline to refocusing the Company's selling effort to a more diverse customer base, albeit smaller retailers. The Company has found that dealing with some larger retailers proved unprofitable and led to a concentration of sales which management felt could lead to a potential problem in the future. Cost of sales for the three-month period was 54% for 1996 and 28% for the quarter ended April 30, 1997. This is reflective of the sales to smaller companies during this period for cash and a decline in the rate of returned merchandise. For the nine months ended April 30, 1997 versus 1996, cost of sales improved to 46% from 51%, respectively. Again, management attributes this improvement to a reduced return rate and sales to smaller companies who do not make floor space demands, require advertising allowances, etc., which the larger retailers practice.

Selling, general and administrative expenses for the nine-month period increased by 75% from 1996. However, the three-month increase of 10% for the period ended April 30, 1997 compares favorably to the same period ended April 30, 1996. This is due to aggressive cost cutting steps taken during the first and second quarter of fiscal 1997 as previously reported. The year to date increase was due to the increased over-head initiated by the purchase of Q&A Sales and Marketing in the fourth quarter of 1996, also previously reported.

The Company continues to report losses, and expects that trend to continue for the remainder of the year. The primary objective of the Company at this point is to find creative ways to sell its product in order to increase the sales-volume to a level that will generate profits. Management does not expect any further significant cost-cutting to take effect and expects the current number of employees at approximately 32 to remain mostly unchanged.

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

The Company was named in a respondent action for breach of contract and other business-related torts brought by Daisy Software, Inc. The Company filed a counter-claim alleging numerous business-related torts and seeking punitive damages. In October, 1996 an arbitrator with the American Arbitration Association who presided over the hearing awarded $140,000 to Daisy Software. This amount is accrued as a liability in the October 31, 1996 financial statements. The Company has since entered into a repayment agreement with Daisy whereby the Company will make payments of $5,000 per month beginning February 1997, towards reducing this outstanding liability. Those payments are being made and the agreement is current as of June 1997.

On October 29, 1996, Platinum Entertainment Partners, II, a Nevada general partnership, filed in Clark County, Nevada District Court a complaint against the Company asserting three causes of action based on an alleged breach of contract. The complaint seeks unspecified damages, or specific performance in which the Company should provide 240,000 units of the Company's product. The Company intends to vigorously defend the allegations stated in the complaint, as it believes such allegations are without merit. Additionally, during January, 1997 the Company filed a counter-claim against the plaintiff seeking the return of over $700,000 in inventory or cash equivalent.

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

On May 8, 1997 the Company was notified that the Securities and Exchange Commission is "conducting an informal inquiry concerning Wiz Technology, Inc.

to determine whether there have been violations of certain provisions of the federal securities laws." The Company is cooperating fully in this process.

Item 2.           CHANGES IN SECURITIES

         None


Item 3.           DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


Item 5.           OTHER INFORMATION

         None


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         None

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   June 16, 1997
                                       By:
                                                              Arthur S. Tendler
                                                 President and duly authorized
                                                 Officer


Date:   June 16, 1997
                                       By:
                                                       Richard N. Nance
                                                        Chief Financial Officer