Form 10QSB/A
period 1997-01-31
WIZ TECHNOLOGY INC
filed 1997-06-17
CIK 914282

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

                                                                                                             January 31, 1997

ASSETS
Current Assets:
        Cash and cash equivalents                                                                                      189,733
        Accounts Receivable, net of allowance
           for doubtful accounts of $497,210                                                                         1,282,051
        Notes receivable                                                                                               137,415
        Notes receivable from stockholders                                                                             103,596
        Prepaid expenses and other assets                                                                              366,617
        Inventories                                                                                                  1,005,279
        Employee advances                                                                                               48,305
           Total current assets                                                                                      3,132,995
        Property and Equipment, net                                                                                    734,974
        License agreement,
           net accumulated amortization of $306,243                                                                  3,193,757
        Software development costs                                                                                     138,288
        Certificate of deposit                                                                                         100,000
        Covenants not to complete,
           net of accumulated amortization of $477,062                                                                 512,313
        Other assets                                                                                                   100,925
           Total assets                                                                                             7,913, 252

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
        Obligations under capital leases, current                                                                      101,703
        Accounts payable                                                                                               927,654
        Accrued expenses                                                                                               107,538
        Accrued salaries and wages                                                                                     189,629
        Notes payable                                                                                                  500,000
        Accrued settlement expense                                                                                     140,000
           Total current liabilities                                                                                 1,966,524
          7% convertible debentures                                                                                  1,212,500

        Obligations under capital leases, noncurrent                                                                   242,214

           Total liabilities                                                                                         3,421,238
        Commitments and contingencies





                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                    CONTINUED
                                                                                                             January 31, 1997

        Stockholders' equity:
        Preferred stock, $.001 par value, 10,000,000 shares authorized
           Series A, 1,050 shares issued and outstanding                                                                     1
           Series B, 1,200,000 shares issued and outstanding                                                             1,200
        Common stock, $.001 per value, 50,000,000 shares authorized
          9,067,593 shares issued and outstanding                                                                        9,067
        Additional paid-in capital preferred                                                                         3,537,799
        Additional paid-in capital-common                                                                            9,065,924
        Services receivable for common stock issued                                                                    (9,450)
        Note receivable from stockholder                                                                             (157,500)
        Accumulated deficit                                                                                        (7,955,027)
           Total stockholders' equity                                                                                4,492,014

           Total liabilities and stockholders' equity                                                                7,913,252




                       WIZ TECHNOLOGY INC AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                              For the                       For the
                                                                         Six Months Ended             Three Months Ended
                                                                           January 31,                    January 31,
                                                                         1997         1996            1997            1996

Net revenues                                                         $  1,838,781  $  3,634,881   $    512,436   $   1,588,849
Costs and expenses:
        Cost of revenues                                                  932,917     1,783,412        193,613         814,762
        Selling, general and administrative expenses                    2,876,249     1,310,487      2,057,615         635,048
           Total costs and expenses                                  $  3,809,166  $  3,093,899   $  2,251,228   $   1,449,810

        Income (loss) from operations                                 (1,970,385)       540,982    (1,738,792)         139,039

Nonoperating (expenses) income
        Interest income                                                    19,613        34,516         11,261          26,416
        Interest expense                                                 (69,460)      (69,816)       (44,023)        (39,541)
        Other                                                               1,883        36,190          1,868         (1,388)

        Total nonoperating (expense) income                              (47,965)           890       (30,895)        (14,513)

        Income (loss) before income taxes                             (2,018,350)       541,872    (1,769,687)         124,526

Provision for income taxes                                                               20,803                          4,109

        Net income (loss)                                            $(2,018,350)  $    521,069   $(1,769,687)   $     120,417


Net income (loss) per share                                          $     (0.22)  $       0.06   $     (0.20)   $        0.01

Weighted average number of common shares outstanding                    8,985,191     8,608,766      8,985,191       8,620,541




                       WIZ TECHNOLOGY INC AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the                For the
                                                                                    Six Months Ended       Six Months Ended
                                                                                    January 31, 1997       January 31, 1996
Cash flows from operating activities:
        Net (loss) income                                                        $         (2,018,350)    $            521,069
        Adjustments to reconcile net loss to net
          cash used by operating activities:
           Depreciation and amortization                                                       439,624                 173,380
           Amortization of software development costs                                           60,893                  96,092
           Allowance for doubtful accounts                                                                              42,231
           Allowance for slow-moving/obsolete inventories                                                               46,719
           Stock issued for services rendered                                                                          195,640
           Services rendered for stock previously issued                                        18,900                  52,900
           Gain on sale of assets                                                                                       15,988
           Additions to software development costs
               in exchange for common stock-subscribed

        Changes in operating assets and liabilities:
           Accounts receivable                                                                 621,948               (495,625)
           Inventories                                                                         (6,465)               (195,963)
           Prepaid expenses and other assets                                                   139,064                (93,636)
           Accounts payable                                                                  (515,904)               (510,534)
           Accrued expenses                                                                  (355,546)                  84,428
           Accrued salaries and wages                                                         (68,141)                (43,950)
           Income taxes payable                                                                                         20,803
               Net cash (used) provided by operating activities                            (1,683,977)                (90,458)
Cash flows from investing activities:
        Purchases from property and equipment, net                                                                   (103,116)
        Increase in notes receivable                                                          (10,000)                 325,000
        Decrease in notes receivable from stockholders
        Decrease in employee advances                                                              604                   4,238
        Decrease in other assets                                                               104,044                (21,634)
        Capitalized software development costs                                                                       (501,047)
           Net cash (used) provided by investing activities                                     94,648               (296,559)
Cash flows from financing activities:
        Proceeds from issuance of long-term debt                                             1,212,500                 500,000
        Principal payment on long term debt                                                     25,495                (29,462)
        Proceeds from issuance of Series A Convertible
        Preferred, Net                                                                       (225,000)               1,800,000
        Current maturities of LTD                                                             (79,406)
        APIC - Common                                                                          394,502
           Net cash provided by financing activities                                         1,328,091               2,270,538

           Net increase (decrease) in cash                                                   (261,238)               1,883,521
           Cash at beginning of period                                                         450,971                 101,994
           Cash at end of period                                                 $             189,733    $          1,985,515
Supplemental disclosure of cash flows information Cash paid during the year for:
           Interest                                                              $              49,847    $             25,594
           Income Taxes                                                          $                   0    $                  0

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Six Months Ended January 31, 1996 and January 31, 1997


NOTE 1 - UNAUDITED INTERIM FINANCIAL INFORMATION

The interim financial statements are unaudited, but, in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at January 31, 1997, the results of operations for the six months ended January 31, 1997 and January 31, 1996, and the cash flows for the three months ended January 31, 1997 and January 31, 1996. The results of operations for the three months ended January 31, 1997 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 1997.

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

NOTE 3 - INVENTORIES

Inventories consist of
  Raw materials:           $         658,338
  Finished goods: $ 380,291
  Total                    $       1,038,629
  Less:  Allowance for
         Obsolescence      $        (33,350)

TOTAL             $1,005,279

NOTE 4 - COST OF REVENUES SOLD

At January 31, 1997 the Cost of Revenues account was credited for $112,115 representing a re-allocation of commissions incorrectly charged to that account in prior periods. Commissions on sales, a part of selling, general and administrative expenses, was appropriately charged for the same amount. The correction has no net effect on earnings (loss).

NOTE 5 - ACCOUNTING POLICY - CONTRACT RECEIVABLE

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
         CONDITION
(a)      Plan of Operation
The Company continues to develop and distribute budget computer software to retail stores throughout the United States and foreign countries. For the near future the Company's focus to generate revenues will come from the sale of this software and from the marketing of its intranet software application to other companies. The Company utilizes both in-house and outside sales representatives who typically are paid a base draw against commission. Commissions are typically paid as cash is received from customers. With regards to the Intranet revenues, the Company expects to receive revenues as transactions are accessed on the respective intranet sites and/or from the sale of contracts to third parties. At January 31, 1997 the Company sold two of its existing contracts to third parties. On-going costs associated with intranet sales are anticipated to consist of commissions and indirect costs (amortization of the license agreement). There are no direct to the Company associated with this source of revenue. On January 31, 1997 the Company entered into a contract to sell two of its existing contracts to a third party. The terms of the contract are detailed in the footnotes to the financial statements and revenues will be recognized under the installment method of accounting which recognizes income as cash is received. See footnotes to the financial statements and "(c) other" below.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

For the six months ended January 31, 1997, net revenues declined by 49% compared to the same period ended January 31, 1996 and declined by approximately 68% for the three months ended the same time periods. Management believes a combination of slower than expected seasonal sales, competition and returned merchandise were factors contributing to the decline. Cost of goods sold for January 31, 1997 at 51% compares closely to 49% reported at January 31, 1996. Management attributes this increase to returns and allowances given to larger retailers in 1997 who were not customers of the Company during 1996. The 38% cost of sales for the three-month period ended January 31, 1997 versus 51% for the same three-month period in 1996 resulted from the re-allocation of commissions discussed below. Management believes cost of sales for the year of approximately 51% more closely resembles on-going costs in this area.

Selling and G&A expenses rose by over 120% from the prior year due to the increase in number of employees and executives as a result of the fourth quarter 1996 purchase of Q & A Sales & Marketing, as well as increased amortization charges resulting from recording the intranet licensing agreement also during the fourth quarter. These same conditions result in an over 200% increase in expenses for the comparable quarters. Also, the increase to the allowance for doubtful account of $200,000 for the quarter ended January 31, 1997 contributes to the significant increase to expenses for the quarter. Management of the Company has taken aggressive steps to reduce this increase by bringing the number of employees more in line with the revenue of the Company. By May, 1997 the number of full time employees had been reduced to approximately 30, down from over 50 at the year ended July 31, 1996. Management does not expect any further significant changes in the number of employees for the foreseeable future. Additionally, management is focusing its sales efforts on smaller retailers who have proven to place higher profit orders with fewer returns and allowances.

The net loss reported at January 31, 1997 of $2.018 million compared to profits of $521,069 reported at the period ended January 31, 1996 resulted from the combination of slower sales and increased overhead. The loss includes non-cash charges of depreciation and amortization of nearly $500,000, and an additional charge of $200,000 to the allowance for doubtful accounts. Although management believes it has better control over the expenses of the Company, the trend of losses is expected to continue throughout fiscal 1997. Considerable improvements have been made in running the Company more efficiently, however salesvolume is the next key to success for the future. Management believes capital and liquidity are sufficient for the near-future and continues to aggressively work toward collections of accounts receivable and reducing inventory levels. (c) Other

(c)      Other

Management chose to amend the previously filed Form 10-QSB for the period ended January 31, 1997 primarily to restate earnings as it related to the accounting treatment of the sale of two intranet contracts for $2,000,000 disclosed in that report, and above. After a further review of the final transaction and of FASB 45, APB 10 and ARB 43, management concludes the recognition of revenues in the quarter ended January 31, 1997 of $450,000 and recording the $2,000,000 contract receivable as an asset discounted by $1,300,000 is inconsistent with generally accepted accounting principles. Management has determined the more appropriate accounting treatment of this transaction in the period ended January 31, 1997 is by footnote disclosure only. In addition, management has determined it is appropriate to recognize previously unrecorded liabilities of $195,000 in the quarter ended January 31, 1997, to increase the allowance for doubtful accounts by $200,000 and re-allocate sales commission of $112,115 from cost of sales to selling, general and administrative in the same period. The combined entries increase the previously reported loss by $845,000 for the period ended January 31, 1997 to a loss of $2,018,350.

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


Date:    June 12, 1997
                                                        By:/s/ Arthur S. Tendler
                                                        Arthur S. Tendler
                                           President and duly authorized Officer


Date:    June 12, 1997
                                                         By:/s/ Richard N. Nance
                                                         Richard N. Nance
                                                         Chief Financial Officer