Form 10KSB
period 1997-07-31
WIZ TECHNOLOGY INC
filed 1997-12-16
CIK 914282

                               UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
                           For the fiscal year ended July 31, 1997
--------------------------------------------------------------------------------

                                       OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from                                      to
================================================================================

Commission file number:      1-12726
--------------------------------------------------------------------------------

                              WIZ TECHNOLOGY, INC.
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

        NEVADA                                                   33-0560855
--------------------------------------------------------------------------------
STATE OR OTHER JURISDICTION OF INCORPORATION         IRS EMPLOYER IDENTIFICATION
                                                                  NUMBER

              32951 Calle Perfecto, San Juan Capistrano, CA 92675
--------------------------------------------------------------------------------
                ADDRESS OF PRINCIPAL EXECUTIVE OFFICES(ZIP CODE)

--------------------------------------------------------------------------------
                                 (714) 443-3000
                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE

Securities Registered Under Section 12(b) of the Exchange Act:
Title of Each Class                    Name of Each Exchange on Which Registered

--------------------------------------------------------------------------------
                                      NONE

--------------------------------------------------------------------------------
Securities Registered Under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 Par Value
--------------------------------------------------------------------------------
                               (Title of Class)

--------------------------------------------------------------------------------
                               (Title of Class)

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

State issuer's revenues for its most recent fiscal year:    $ 2,729,000
                                                           ------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $442,616. based on closing bid of $.045 for the common stock on October 31, 1997.

 .Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 13,306,713 AT OCTOBER 31, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (check one):
Yes:                     No:      X
         -----                  -----

                              WIZ TECHNOLOGY, INC.

                              INDEX TO FORM 10-KSB

                                  July 31, 1997

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

                                    PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

Item 10- Executive Compensation

Item 11- Security Ownership of Certain Beneficial Owners and Management

Item 12- Certain Relationships and Related Transactions

Item 13- Exhibits and Reports on Form 8-K

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS
(a) BUSINESS DEVELOPMENT: WIZ Technology, Inc., a Nevada corporation (the "Company") began operations in January 1991. The Company markets low cost, high quality computer software, including licensed commercial software and "shareware," through portable displays in computer stores, grocery chains, airport gift shops, discount stores and other retailers for IBM PCs and compatibles. In March 1996, the Company acquired the net assets of Q & A Sales And Marketing ("Q & A") in exchange for 299,994 shares of Company common stock and 1,200,000 shares of Series B Preferred stock. Q & A was a competing company in the inexpensive software business. Its software titles and customers were, by and large, different from those of the Company. Additionally, Q & A held a license agreement with Digital Systems Research, Inc. ("DSR") which, as modified, was acquired by the Company and provided worldwide, exclusive rights to sell an intranet software systems-application to retailers, wholesalers and original equipment manufacturers. DSR retained the rights to sell the software technology to the US Government and its agencies. DSR has alleged on October 27, 1997 that it was cancelling the license agreement based on DSR's evaluation that the Company was not "aggressively marketing" the technology. Management believes that the Q & A acquisition was strategically sound for the Company at the time of the acquisition, but that it reoriented the Company away from selling budget software to smaller retailers and directed Company resources to the intranet business. In hindsight, Q & A was not the opportunity represented to the Company and this acquisition was not beneficial.

(b) BUSINESS OF ISSUER: The Company has historically marketed its products directly and through distributors. The Company's current product line of over 150 programs is designed for a wide range of personal computer users, particularly small business and home users who may have limited technical expertise. The Company selects software programs which it believes are most suitable for general public use in the categories of games, utilities, education and business, integrates these programs with user-friendly menu screens, and packages the CD- ROMs in boxes or jewel cases and the 3.5" media in colorful diskette envelopes. Independent programmers who sell the marketing rights to the Company in exchange for royalty payments develop these software programs. The royalty payments are typically equal to 10% of the net sales of the software and are usually written for a duration of two years.

The Company intends to focus its business in two marketing areas: 1) continuing its business of developing and selling inexpensive computer software for sales to the smaller retail stores and, on a very select basis, to larger retailers. The Company's experience is that larger computer software retailers do not pay as promptly as smaller retailers, occasioning cash flow problems for the Company; and, 2) develop a marketing strategy of selling computer software to the Fundraising community. Fundraising is the selling of the Company's product through non-profit organizations such as; public and private schools, Churches and other non-profit and fraternal groups for the purpose of raising money. Distributors, brokers etc. that currently sell such items as candy, cookies, magazines subscriptions and other promotional items may be used to facilitate this objective.

RESEARCH AND DEVELOPMENT
The Company is not involved in research and development activities.

COMPETITION
The market for the Company's products is very competitive and subject to rapid change and the Company currently competes with many software distributors and publishers. The Company believes that the principal competitive factors affecting the market for its products include performance ease of use, functionality, quality and price. The Company believes that it generally competes favorably with respect to each of these factors. Competitive pressures could result in price reductions, which could affect the Company's operating results.

The Company also competes for access to its chosen channels of distribution. Because of relatively low barriers to entry in the shareware market, numerous shareware authors distribute their products through other distributors and directly through electronic bulletin boards and advertising in industry oriented publications. The Company believes that its existing infrastructure gives it a competitive advantage over current and potential competitors. However, should a competitor which is larger and better financed than the Company choose to compete directly against the Company, such competition could have an adverse affect on the Company. The Company has also experienced competition from other distributors utilizing similar marketing displays as those used by the Company.
                                       4

EMPLOYEES
The Company has downsized considerably and as of October 31, 1997 has 15 employees. None of the Company's employees are subject to any collective bargaining agreement. None of the employees acquired during the purchase of Q&A remain with the Company. In addition, one of the three founding principals left the company after fiscal 1997 to pursue other interests.

TRADEMARKS
The Company believes that the trade names and trademarks used by it in the aggregate and specifically "$5 Computer Software Store" and High Impact Promotions are important to its business. Applications are pending with the U.S. Office of Patents and Trademarks for the trade name "Wiz Technology" and various other trademarks and trademarks including "$5 Computer Software Store," and HIP (High Impact Promotions). The Company successfully sued a former distributor for misappropriation of trademarks and similar causes of action, and intends to pursue any other infringing parties with vigor. Litigation to enforce these rights can be protracted and expensive, and the outcome of any litigation may be uncertain. If the Company is unable to defend ownership of its proprietary rights, its operating results could be materially adversely affected due to consumer confusion and sales lost to infringing competitors.

ITEM 2 - DESCRIPTION OF PROPERTY
The Company leases 20,118 square feet of office and warehouse space at 32951 Calle Perfecto, San Juan Capistrano, California. The lease extends through March 31, 1998. The Company anticipates no problem renewing the current lease under the renewal option clause or, if this space is larger than necessary, leasing a smaller facility.

ITEM 3 - LEGAL PROCEEDINGS
Except as set forth below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

On March 23, 1994 the Company had filed, a lawsuit against $5.99 Store, Craig Larson and Andrea Larson, former distributors of the Company (collectively, the "Defendants"), in the Supreme Court of British Columbia, Canada, for the debt owed by the $5.99 Store to the Company, and breach of the distribution agreement entered into by the Company and the Defendants. In the lawsuit, the Company alleged that the Defendants continued to use the Company's trademarks and represented themselves as the owners of such trademarks without the consent of the Company. Furthermore, the Company alleged the breach of an agreement with the Defendants, pursuant to which the Company agreed to extend credit to the Defendants. The Company seeked damages in the amount of $477,418.75 (Can) for the price of goods sold and delivered to the Defendants and for the financing charges associated therewith. The lawsuit further alleged that the Defendants failed to conduct their business affairs in a professional manner, in breach of the distribution agreement. The Company terminated said distribution agreement with the Defendants on February 10, 1994. The Company seeked an injunction restraining and enjoining the Defendants from selling and distributing of the Company's goods without the Company's consent. The Company obtained a judgment in this litigation in the amount of $364,000 (Can). On August 15, 1997 the Company accepted a settlement of $62,500 (Can).

On April 1, 1996, the Company was served with a lawsuit filed in Orange County Superior Court by the underwriter of its 1994 public offering, Strausbourger Pearson Tulcin Wolff Incorporated (the "Underwriter"). The Underwriter alleges that the Company's sale of a private placement in November 1995 violated a covenant in the underwriting agreement for the 1994 public offering not to sell any of its securities until February 9, 1996 without the Underwriter's consent. The Company has answered the complaint denying all allegations and has also filed for arbitration with the NASD. The Company believes the lawsuit is without merit. On May 24, 1996, the Underwriter filed an additional complaint in Orange County Superior Court alleging that the Company had not complied with the Underwriter's demand to file a registration statement with the Securities and Exchange Commission to register the shares underlying the Underwriter's 182,000 Underwriter Warrants received in connection with the 1994 public offering. The complaint seeks damages of not less than $1,000,000. The Company believes the second lawsuit is also without merit and has filed an answer denying all allegations. The Underwriter's legal counsel was disqualified by the court on the basis of a conflict of interest and this litigation has been stayed.

On October 29, 1996, Platinum Entertainment Partners, II, a Nevada general partnership, filed in Clark County, Nevada District Court a complaint against the Company asserting three causes of action based on an alleged breach of contract. The complaint seeks unspecified damages, or specific performance in which the Company should provide 240,000 units of the Company's product. The Company intends to vigorously defend the allegations stated in the complaint, as it believes such allegations are without merit. The Company has filed a cross complaint in this matter in the amount of $700,000 alleging that Platinum Entertainment failed to perform the advertising for which it received $700,000 in product.

On December 3, 1996 Ms. Jolson a former Wiz employee and later an independent contractor, sued Wiz for Breach of Written Contract and later amended the complaint to include retaliation. Wiz filed an answer and a cross-complaint against Jolson for numerous causes of action, including conversion and fraud. Discovery in this action is continuing, and Wiz feels that the Plaintiff's action lacks merit and that Jolson cannot prove any damages.
There is no court date set for this case.

On March 4, 1997 a lawsuit was filed in the Orange County Superior Court of California by shareholders alleging the "issuance of false financial statements and other positive statements." The action seeks class action status for purchasers of the Company stock between December 11, 1995 and November 11, 1996. The complaint prays for relief as the court may deem just and proper. The Company intends to vigorously defend the allegations stated in the complaint, as it believes such allegations are without merit.

On May 8, 1997 the Company was notified that the Securities and Exchange Commission is "conducting an informal inquiry concerning Wiz Technology, Inc. to determine whether there have been violations of certain provisions of the federal securities laws." The Company is cooperating fully in this process.


On May 28, 1997, ASR Recording Services of California, the Company's CD duplicator, sued the Company for approximately $200,000 in accounts payable. The Company and ASR have settled this litigation under an agreement by the Company to continue the services of ASR and comply with a payment schedule on the past due balance. As of October 1997 the amount remaining to ASR was $150,000.

On September 10, 1997, the Company was sued in Orange County Superior Court by 4 investors who loaned the Company a $500,000 bridge loan in August 1995. The Company does not have the cash to repay the loan and is negotiating a settlement of this litigation.




ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Company's Common Stock has been delisted from the American Stock Exchange Emerging Company Marketplace ("ECM") where it traded from February 1994 to November 1996 under the symbol "WIZ" and has been trading on the Electronic Bulletin Board under the symbol "WZTC" since January 5, 1997. The following table sets forth the high and low bid prices for each quarter during the last two fiscal years. All of the prices set forth below reflect inter-dealer prices, without retail mark up, mark down or commission and may not reflect actual transactions:



     OCT-95      JAN-96      APR-96      JUL-96      OCT-96      JAN-97      APR-97      JUL-97
      5 3/8      4 5/16           6       9 1/8      6 3/16       1 5/8       2 3/8         .31
      3 3/4       3 1/4       3 1/4           5       2 3/4       1 5/8         1/4         .05



At October 31, 1997 there were approximately 196 shareholders of record. No dividends have been declared and management does not foresee dividends being paid in the near future.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS:
The Company's revenues for the year ended July 31, 1997 ("Fiscal 1997") were $2,729,045, compared to $7,056,626 for the year ended July 31, 1996 ("Fiscal 1996"). The principal cause for the decline in the revenues is that revenues in Fiscal 1996 included sales to several large retail chains. The Company acquired the relationships with the large retailers with its acquisition of Q & A Software in March 1996. In the Company's view, these large retailers did not comply with the payment terms of the contracts, and the Company determined it would not extend further credit. As a result these larger retailers ceased ordering products under contract. The second reason for the sales decline was the division of management's attention by numerous legal proceedings (see item 3
- Legal Proceeding). In addition, lack of cash in Fiscal 1997 forced the Company to downsize considerably. Management believes sales will remain at this level for the next twelve months, until such time as any fundraising sales materialize. Due to the indications from DSR that it has terminated the Intranet technology license agreement, Management does not expect to generate any future revenues from this technology except in connection with existing contracts.

Cost of sales in Fiscal 1997 was 75% of sales compared to 77% in Fiscal 1996. The decrease was due to smaller customers paying a higher price for the company's product. No cost of sales are attributable to intranet sales contracts. Selling, general and administrative expenses increased in Fiscal 1997 not withstanding the downsizing in personnel, which commenced in the fourth quarter. The Company's expenses of litigation accounted for a substantial part of such expenses in Fiscal 1997.

Due to DSR's cancellation of its license agreement, the Company has written off $3,018,757, the carrying value of the license as well as $437,000, the carrying value of the covenant not to compete as of July 31, 1997. The Company believes that DSR's cancellation is not justified since the Company has contracted with former and current affiliates of DSR to market the technology and management is considering its course of action with DSR.

Interest income decreased due to the lesser amount of cash on hand in Fiscal 1997, while interest expense increased due to the increased debt load.

FINANCIAL CONDITION:
As of July 31, 1997, the Company had $99,310 in cash. The Company is in default on substantially all its loan agreements and is not aware of any alternate sources of capital to repay these obligations. Management intends to negotiate with all its major lenders and vendors satisfactory settlements for the Company's liabilities. Management believes that cash generated from operations will be sufficient for the Company's capital requirements for the next 12 months. The Company expects to increase sales thru aggressive fundraising promotions and telemarketing to small retailers to generate enough cash flow to pay current expenses which have been reduced considerably from last year.

The Company has no plans for any major capital expenditure in that current facilities are adequate for the foreseeable future. The Company also does not expect to increase the number of employees in the foreseeable future. Foreign currency fluctuations have not had a material effect on the Company's results of operations.

ITEM 7 - FINANCIAL STATEMENTS
The following Consolidated Financial Statements of the Company required to be included in Item 7 are listed below:

Independent Accountants Report of Cacciamatta Accountancy Corporation

Consolidated Balance Sheet as of July 31, 1997

Consolidated Statements of Operations for the Years Ended July 31, 1997 and 1996

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended July 31, 1997 and 1996

Consolidated Statements of Cash Flows for the Years Ended July 31, 1997 and 1996

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



             NAME                 AGE                            TITLE
             ----                 ---                            -----
     Mar-Jeanne Tendler *         49        Chairman, Chief Executive Officer and Director
      Arthur S. Tendler *         50                    President and Director
      Bruce Allen Gilgen          50     Executive Vice President, Chief Operating Officer and
                                                               Director
          Gary Wolfe              41                Executive Vice President-Sales
       Richard H. Nance           49                    Chief Financial Officer


(*)ARTHUR S. AND MAR-JEANNE TENDLER ARE HUSBAND AND WIFE.
NO DIRECTORS ARE DIRECTORS OF ANY OTHER REPORTING COMPANIES.

MAR-JEANNE TENDLER has been Chairman, Chief Executive Officer and a Director of the Company's California subsidiary since its incorporation in September 1991. She has been Chairman, Chief Executive Officer and a Director of the Company since August 1992.

ARTHUR S. TENDLER has been President and a Director of the Company since its incorporation in September 1991. He was Acting Chief Financial Officer of the Company's California subsidiary from August 1994 to July 1995. He has been President, Chief Operating Officer and a Director of the Company since August 1992 and was Chief Financial Officer from September 1991 to October 1993 and from September 1997 to the present.

BRUCE ALLEN GILGEN has been Executive Vice President, Chief Operating Officer and a Director of the Company's California subsidiary since September 1991, and has held the same position in the Company since August 1992. Mr. Gilgen resigned in September 1997.

GARY WOLFE joined the Company in March 1996 as Executive Vice President of Sales from Q&A Sales and Marketing. Prior to joining the Company he was CEO of Q&A from April 1993 until the acquisition by the Company. As CEO of Q&A he was responsible for over 15 national and international software company product-lines, involved in sales, distribution and product development. Prior to Q&A he was Executive Vice President of Cosmi Software from May, 1987 to April, 1993. In his role he established one of the top software lines in the "budget category" of software. Mr. Wolfe resigned in January 1997.

RICHARD H. NANCE joined the Company as Chief Financial Officer in September, 1996. He has been involved in accounting, finance and banking for over twenty years. He has been senior vice president and executive vice president in state and nationally chartered banks and worked as a National Bank Examiner with the Comptroller of the Currency. For the three years prior to joining the Company he worked as a principal in Calspectre Management Consulting. From July, 1989 to October 1993 he was chief financial officer of Mortgage BancFund Inc., a mortgage banking operation in Irvine, CA. He holds a Bachelor of Business Administration in Banking and Finance from North Texas State University, and a Bachelor of Science in Accounting from Central State University of Oklahoma. He is a Certified Public Accountant and a member of the AICPA and the California Society of CPA's. Mr. Nance resigned in September 1997.

ITEM 10- EXECUTIVE COMPENSATION
EMPLOYMENT AGREEMENTS
The Company entered into three-year employment contracts with each of Messrs. Gilgen and Tendler and Ms. Tendler commencing on August 1,1993 and were renewed for a one year term. The contracts provide for annual compensation of $140,000 each to Mr. Tendler and Ms. Tendler and $100,000 to Mr. Gilgen. The annual compensation was subject to annual increase by the Board of Directors and bonus based on profitability of the Company. Mar-Jeanne Tendler and Arthur Tendler are currently not covered by employment contracts and their annual salary effective August 1, 1997 has been reduced to $70,000 per annum.

The Company also entered into an employment contract in March 1996 with Gary Wolfe, which was to continue through July 1999. This contract provided for annual compensation of $180,000, which was a base salary and commission advance. The contract also provided for commissions to be paid on sales relating to internet revenues generated pursuant to the Company's intranet application license agreement with DSR. Mr. Wolfe resigned from the Company in January 1997. The termination of Mr. Wolfe's employment contract had no material effect on the Company.


The Company at this time has no Executive employment agreements.




                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------- -------------------------------------
                   ANNUAL COMPENSATION                            LONG TERM COMPENSATION
                                                           -------------------------------------
                                                                 AWARDS         PAYOUTS   All
                                                                                          Other
----------------------- ----- ---------- --------- ------- ------------------- ----------
  Name and Principal    Year   Salary     Bonus    Other   Restricted Options   Payouts
       Position                   $                          Stock
----------------------- ----- ---------- --------- ------- ---------- -------- ---------- ------

Mar-Jeanne Tendler *    1997   140,000      0        0         0         0         0        0
----------------------- ----- ---------- --------- ------- ---------- -------- ---------- ------
                        1996   140,000      0        0         0      100,000      0        0
----------------------- ----- ---------- --------- ------- ---------- -------- ---------- ------
                        1995   140,000      0        0         0      100,000      0        0
----------------------- ----- ---------- --------- ------- ---------- -------- ---------- ------
Arthur S. Tendler  *    1997   140,000      0        0         0         0         0        0
----------------------- ----- ---------- --------- ------- ---------- -------- ---------- ------
                        1996   140,000      0        0         0      100,000      0        0
----------------------- ----- ---------- --------- ------- ---------- -------- ---------- ------
                        1995   140,000      0        0         0      100,000      0        0
----------------------- ----- ---------- --------- ------- ---------- -------- ---------- ------
Bruce Allen Gilgen(2)   1997   100,000      0        0         0         0         0        0
----------------------- ----- ---------- --------- ------- ---------- -------- ---------- ------
                        1996   100,000      0        0         0      100,000      0        0
----------------------- ----- ---------- --------- ------- ---------- -------- ---------- ------
                        1995   100,000      0        0         0      100,000      0        0
----------------------- ----- ---------- --------- ------- ---------- -------- ---------- ------
Gary Wolfe (1)          1997   110,385      0        0         0         0         0        0
----------------------- ----- ---------- --------- ------- ---------- -------- ---------- ------
                        1996   100,000      0      80,000      0         0         0        0
----------------------- ----- ---------- --------- ------- ---------- -------- ---------- ------



*Beginning in January 1997, Arthur and Mar-Jeanne Tendler cashed their paychecks as cash flow allowed. Their uncashed payroll checks aggregate $86,000 through July 31, 1997 and $125,000 through November 14, 1997.

(1) Mr. Wolfe left employment with the Company in January 1997. (2) Mr. Gilgen left employment with the Company in September 1997. Directors receive no compensation to perform duties as directors.







AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE:
------------------ ------------------ ------------- ------------------------------ -------------
                                                                                     Value of
                                                                                   Unexercised
                                                                                   In-the-Money
                                                        Number of Unexercised       Options at
                                                        Options and Warrants         July 31,
                                                                                       1997
------------------ ------------------ ------------- ------------------------------ -------------
                    Shares Acquired
Name                  on Exercise        Value        Exercisable    Non-ExercisablExercisable
                                        Realized
------------------ ------------------ ------------- ---------------- ------------- -------------

Mar-Jeanne                -0-             -0-           300,000          -0-            0
Tendler
------------------ ------------------ ------------- ---------------- ------------- -------------
Arthur S. Tendler         -0-             -0-           300,000          -0-            0
------------------ ------------------ ------------- ---------------- ------------- -------------
Bruce Allen             25,000           37,500         275,000          -0-            0
Gilgen
------------------ ------------------ ------------- ---------------- ------------- -------------

------------------ ------------------ ------------- ---------------- ------------- -------------



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



ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
---------- ------------------------------------------------------ --------------------- --------
Title of                                                           Amount and Nature    Percent
Class             Name/Address of Beneficial Owner(1)(2)          of Beneficial Owner   of Class
---------- ------------------------------------------------------ --------------------- --------
Common     Mar-Jeanne Tendler, 32951 Calle Perfecto, San Juan       1,788,000(3)(4)      13.0
           Capistrano, CA 92675
---------- ------------------------------------------------------ --------------------- --------
Common     Arthur S.Tendler, 32951 Calle Perfecto, San Juan           1,682,800(3)       12.29
           Capistrano, CA 92675
---------- ------------------------------------------------------ --------------------- --------
Common     Bruce Allen Gilgen, 32951 Calle Perfecto, San Juan         1,375,000(2)       10.0
           Capistrano, CA 92675
---------- ------------------------------------------------------ --------------------- --------
Common     Willie Woods, 4301 N. Fairfax Dr., Ste. 725,               1,099,201(5)       8.30
           Arlington, VA 22203(6)
---------- ------------------------------------------------------ --------------------- --------
Common     Gerson Lacoff, Trustee, The Red Net Trust, 32951           1,000,000(6)       7.50
           Calle Perfecto, SJC(7)
---------- ------------------------------------------------------ --------------------- --------

---------- ------------------------------------------------------ --------------------- --------
Common     All executive officers as a group                        3,470,800 (3)(4)     25.29
---------- ------------------------------------------------------ --------------------- --------



(1) The address of each individual is 32951 Calle Perfecto, San Juan Capistrano, California 92675, unless otherwise noted.

(2) Unless otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.
(3) Included 500,000 shares of Common Stock issuable upon exercise of options held by each of Mar-Jeanne and Arthur Tendler, but not an additional 300,000 shares of Common Stock issuable upon exercise of options which are not yet vested. Mar-Jeanne and Arthur Tendler, husband and wife, disclaim beneficial ownership of the shares held by the other.
(4) Includes 13,000 shares held by Mar-Jeanne Tendler as trustee for minor relatives.
(5) Includes 891,717 shares issuable upon conversion of 891,717 shares of Series B preferred Stock owned by DSR. Mr. Woods is the controlling shareholder of DSR and is deemed to beneficially own all of the shares of common stock owned by DSR.
(6)     Includes 1,000,000 shares held by a family trust of which Gerson
        Lacoff is trustee.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
During 1991 and 1992, the parents of Mar-Jeanne Tendler, Gerson and Elaine Lacoff, entered into a series of transactions whereby they loaned the Company an aggregate amount of $80,000. For this they are paid interest quarterly. Additionally, the Lacoffs received 10,000 shares of Company common stock, and have the option of converting the entire debt, principal and outstanding interest, to common stock at $1.50 per share. To date they have not exercised this option and the principal outstanding debt to the Lacoffs at July 31, 1997 is $80,000.

In August 1992, the Company adopted the 1992 Stock Option Plan, under which plan three year non-qualified options to purchase 100,000 shares at $1.50 per share were granted to each of Mar-Jeanne Tendler, Arthur Tendler, and Bruce Gilgen. These options were extended until August 1997. In fiscal 1994, the Company granted options to purchase 100,000 shares at a price of $2.125 per share to each of Mar-Jeanne Tendler, Art Tendler, and Bruce Allen Gilgen. In fiscal 1995, the Company granted, outside the 1992 Stock Option Plan, three-year options to each of these persons to purchase 100,000 shares at a price of $3.00 per share. Mr. Gilgen exercised 25,000 options at $1.50 per share during fiscal 1996. No other options have been exercised to date.









ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
                   NONE

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZ TECHNOLOGY, INC.
--------------------------------------------------------------------------------

By /s/ Mar-Jeanne Tendler
--------------------------------------------------------------------------------
Mar-Jeanne Tendler, Chairman of the Board and Chief Executive Officer

Date December 15, 1997
--------------------------------------------------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Arthur S. Tendler
--------------------------------------------------------------------------------
Arthur S. Tendler, President and Chief Financial Officer

Date: December 15, 1997
--------------------------------------------------------------------------------

     Supplemental information to be Furnished With Reports Filed Pursuant to
           Section 15(d) of the Exchange Act by Non-reporting Issuers

(a) Except to the extent that the material enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case, see rule 12b-23(b)), every issuer which files an annual report on this Form under
Section 15(d) of the Exchange Act shall furnish the Commission for its information, at the time of filing its report on this Form, four copies of the following:

    (1) Any annual report to security holders covering the registrant's last fiscal year; and

    (2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

(b) The Commission will not consider the material to be "filed" or subject to the liabilities of Section 18 of the Exchange Act, except if the issuer specifically incorporates it in its annual report on this Form by reference.

(c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report on this Form, the registrant shall so state under this caption and shall furnish copies of such material to the Commission when it is sent to security holders.

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                                  July 31, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

The Board of Directors and Stockholders
WIZ Technology, Inc.

We have audited the accompanying consolidated balance sheet of WIZ Technology, Inc., and Subsidiaries (the "Company") as of July 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WIZ Technology, Inc. and Subsidiaries as of July 31, 1997 and the results of their consolidated operations and cash flows for each of the two years in the period ended July 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss of $12,500,000 during the two years ended July 31, 1997, and, as of that date, had a working capital deficiency of over $3,000,000. As more fully described in Note 8 of the financial statements, the Company is in default on substantially all its loan agreements which, among other things, causes the balances to become due on demand. The Company is not aware of any alternate sources of capital to meet such demands, if made. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            CACCIAMATTA ACCOUNTANCY CORPORATION


Irvine, California
November 13, 1997

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                                                  July 31, 1997
                                                                 ---------------
                                  ASSETS

Current assets:
  Cash                                                           $      99,310
  Accounts receivable, less allowance of $344,899                      269,834
  Inventories, less allowance of $312,000                              338,655
  Prepaid expenses                                                      98,311
                                                                 ---------------
Total current assets                                                   806,110

Note receivable from officer                                            69,596

Certificate of deposit                                                 100,000

Equipment                                                              455,843
                                                                 ---------------
                                                                 $   1,431,549
                                                                 ===============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Convertible debt                                               $   1,250,000
  Obligations under capital lease                                      234,476
  Notes payable                                                        500,000
  Convertible debt to related party                                     80,000
  Accounts payable                                                   1,152,545
  Accrued settlement expense                                           129,000
  Accrued salaries and wages                                           159,998
  Other accrued expenses                                               342,528
                                                                 ---------------
Total current liabilities                                            3,848,547
                                                                 ---------------

Commitments and contingencies                                              -

Stockholders' deficit:
  Preferred stock, $.001 par value, 10,000,000 shares authorized Series A, 650 shares issued and outstanding 1 Series B, 1,000,000 shares issued and outstanding 1,000
  Additional paid-in capital, preferred                              2,932,999
  Common stock, $.001 par value, 50,000,000 shares authorized,
    10,794,901 shares issued and outstanding                            10,795
  Additional paid-in capital, common                                 9,947,738
  Accumulated deficit                                              (15,309,531)
                                                                 ---------------
Net stockholders' deficit                                           (2,416,998)
                                                                 ---------------

                                                                 $   1,431,549
                                                                 ===============

    The accompanying notes are an integral part of these financial statements

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                         Year Ended July 31,
                                                                 -------------------------------------
                                                                      1997                  1996
                                                                 ---------------       ---------------

Revenue:
   Computer software                                             $    2,512,760        $    7,056,626
   Intranet systems                                                     216,285                     -
                                                                 ---------------       ---------------

      Total revenue                                                   2,729,045             7,056,626
                                                                 ---------------       ---------------

Costs and expenses:
   Cost of revenues - computer software                               1,884,295             5,450,301
   Selling, general and administrative                                6,639,574             4,673,278
   Impairment of intangible long-lived assets                         3,455,757                     -
                                                                 ---------------       ---------------

      Total costs and expenses                                       11,979,626            10,123,579
                                                                 ---------------       ---------------

      Loss from operations                                           (9,250,581)           (3,066,953)
                                                                 ---------------       ---------------

Nonoperating (expenses) income:
   Interest income                                                       25,994                68,970
   Interest expense                                                    (148,268)             (129,553)
                                                                 ---------------       ---------------

      Total nonoperating expenses                                      (122,274)              (60,583)
                                                                 ---------------       ---------------

Net loss                                                         $   (9,372,855)       $   (3,127,536)
                                                                 ===============       ===============

Net loss per common share                                        $        (0.99)       $        (0.37)
                                                                 ===============       ===============

Weighted average number of common shares outstanding                  9,434,597             8,352,183
                                                                 ===============       ===============


    The accompanying notes are an integral part of these financial statements




                                          WIZ TECHNOLOGY, INC. AND SUBSIDIARY
                               Consolidated Statements of Stockholders' Equity (Deficit)
                                      For the Years Ended July 31, 1997 and 1996

                                                                         Preferred stock
                                                 -------------------------------------------------------------
                                                                                                    Additional
                                        Per           Series A                 Series B              Paid-in
                                       Share      Shares    Amount       Shares        Amount        Capital
                                    --------------------------------------------------------------------------

Balance at July 31, 1995                            -      $ -            -         $   -        $       -

Stock issued for services rendered    $  4.79       -        -            -             -                -

Services rendered for stock
   previously issued                                -        -            -             -                -

Services receivable from stockholder  $  3.50       -        -            -             -                -

Stock issued in private offering -
   less issuance cost                 $ 1,000     2,000       2           -             -          1,799,998

Conversion of preferred stock to
   common stock                       $  2.85      (950)     (1)          -             -           (854,999)

Cheap options charge                                -        -            -             -                -

Exercise of stock options             $  2.47       -         -           -             -                -

Stock issued for purchase of Q&A                    -        -      1,200,000         1,200        2,817,800

Stock issued for legal settlement     $  4.12       -        -            -             -                -

Exercise of warrants                  $  3.55       -        -            -             -                -

Net loss for 1996                                   -        -                 -        -                -
                                               ---------------------------------------------------------------

Balance at July 31, 1996                          1,050       1     1,200,000         1,200        3,762,799

Conversions of preferred stock to
   common stock                       $.12-$3.43   (400)     -            -             -           (360,000)

Exercise of options                   $  1.50       -        -            -             -                -

Conversions of preferred stock to
   common stock                       $  2.35       -        -       (200,000)         (200)        (469,800)

Stock issued for services rendered    $  0.58       -        -            -             -                -

Services rendered for stock
   previously issued                                         -            -             -                -

Net loss for 1997                                            -            -            -                 -
                                               ---------------------------------------------------------------

Balance at July 31, 1997                           650     $   1    1,000,000       $1,000       $ 2,932,999
                                               ===============================================================


                       WIZ TECHNOLOGY, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)
                   For the Years Ended July 31, 1997 and 1996
                                                     Common Stock
                          ------------------------------------------------------------------       Total
                                                     Additional                                 Stockholders'
                                                       Paid-in        For        Accumulated       Equity
                                Shares      Amount     Capital      Services        Deficit       (Deficit)
                          -----------------------------------------------------------------------------------
Balance at July 31, 1995      8,020,529   $ 8,021   $ 5,736,681   $ (131,400)   $ (2,809,139)   $ 2,804,163

Stock issued for services
   rendered                      92,801        92       444,166          -               -          444,258

Services rendered for stock
   previously issued                -         -             -        103,050             -          103,050

Services receivable from
   stockholder                   45,000        45       157,455     (157,500)            -              -

Stock issued in private offering -
   less issuance cost               -         -             -            -               -        1,800,000

Conversion of preferred stock to
   common stock                 299,564       300       854,700          -               -              -

Cheap options charge                -         -         169,081          -               -          169,081

Exercise of stock options        99,018        99       244,906          -               -          245,005

Stock issued for purchase
   of Q&A                       299,994       300       779,700          -               -        3,599,000

Stock issued for legal
   settlement                    10,000        10        41,240          -               -           41,250

Exercise of warrants             68,675        69       243,624          -               -          243,693

Net loss for 1996                   -         -             -            -        (3,127,537)    (3,127,537)
                          -----------------------------------------------------------------------------------

Balance at July 31, 1996      8,935,581     8,936     8,671,553     (185,850)     (5,936,676)     6,321,963

Conversions of preferred stock to
   common stock                 897,395       897       359,103          -               -              -

Exercise of options               3,500         4         5,246          -               -            5,250

Conversions of preferred stock to
   common stock                 200,000       200       469,800          -               -              -

Stock issued for services
   rendered                     758,425       758       442,036          -               -          442,794

Services rendered for stock
   previously issued                -         -             -        185,850             -          185,850

Net loss for 1997                   -         -             -            -        (9,372,855)    (9,372,855)
                          -----------------------------------------------------------------------------------

Balance at July 31, 1997     10,794,901  $ 10,795   $ 9,947,738     $    -     $ (15,309,531)  $ (2,416,998)
                          ===================================================================================


The accompanying notes are an integral part of these financial statements.


                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                  Year Ended July 31,
                                                            --------------------------------
                                                                1997              1996
                                                           --------------    --------------
Cash flows from operating activities:
  Net loss                                                   $ (9,372,855)     $ (3,127,536)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                               1,146,024           773,970
    Write off of note receivable from shareholder                 171,415                 -
    Write off of license agreement                              3,018,757                 -
    Write off of covenant not to compete                          437,000                 -
    Write off of software development costs                             -           558,808
    Provision for allowance for doubtful accounts receivable      825,478           621,637
    Provision for allowance for slow moving inventories           298,307           952,508
    Loss on disposal of property and equipment                    133,854            89,954
    Common stock issued for services rendered                     502,874           444,258
    Cheap options charge                                                -           169,081
    Stock issued in settlement of a lawsuit                             -            41,250
    Services rendered for stock previously issued                 185,850           103,050
    (Increase) decrease in assets:
      Accounts receivable                                         904,539        (1,096,236)
      Inventories                                                 361,852          (553,618)
      Prepaid expenses                                            533,353          (648,860)
    Increase (decrease) in liabilities:
      Accounts payable                                           (351,013)         (462,680)
      Accrued settlement                                          (11,000)          140,000
      Accrued salaries and wages                                  (16,312)            50340
      Other accrued expenses                                     (247,016)          235,775
                                                            --------------    --------------
         Net cash used by operating activities                 (1,478,893)       (1,708,299)
                                                            --------------    --------------

Cash flows from investing activities:
    Purchases of equipment                                         (7,172)         (260,715)
    Increase in notes receivable                                        -          (127,415)
    Collections on notes receivable                                     -           351,264
    Capitalized software development costs                              -          (621,143)
                                                            --------------    --------------
         Net cash used by investing activities                     (7,172)         (658,009)
                                                            --------------    --------------

Cash flows from financing activities:
    Proceeds from issuance of Series A Convertible Preferred Stock      -         1,800,000
    Proceeds from exercise of common stock options and warrants     5,250           488,698
    Principal payments on obligations under capital lease         (83,346)          (73,413)
    Proceeds from notes payable                                 1,212,500           500,000
                                                            --------------    --------------
          Net cash provided by financing activities             1,134,404         2,715,285
                                                            --------------    --------------

          Net (decrease)increase in cash and equivalents         (351,661)          348,977

Cash and equivalents, beginning of year                           450,971           101,994
                                                            --------------    --------------

Cash, end of year                                            $     99,310      $    450,971
                                                            ==============    ==============




The accompanying notes are an integral part of these financial statements

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)



Supplemental disclosure of cash flow information:


                                                       Year ended July 31,
                                                -------------------------------
                                                     1997              1996
                                                -------------     -------------

Cash paid during the year for:

Interest                                         $   58,427        $   55,388
                                                =============     =============

Income taxes                                     $      -          $      -
                                                =============     =============




During 1997, the Company completed the following transactions:

- Conversion of 400 shares of Series A Convertible Preferred Stock at a value of $360,000 for 897,395 shares of Common Stock.
- Issuance of 835,348 shares of Common Stock at a value of $442,874 in exchange for services performed.
- Conversion of 200 shares of Series B Convertible Preferred Stock at a value of $470,000 for 200,000 shares of Common Stock.
- Wrote off the net value of the license agreement resulting in a non-cash charge of $3,018,757.
- Wrote off the net value of the covenant not to compete resulting in a non-cash charge of $437,000.
- Received $1,212,500 net proceeds from the issuance of $1,250,000 of long term convertible debt.
- Options were exercised to purchase 3,500 shares of Common Stock at $1.50 per share.


During 1996, the Company completed the following transactions:

- Issuance of 299,994 shares of Common Stock and 1,200,000 shares of Series B Convertible Preferred Stock in exchange for the net assets of Q & A Sales & Marketing, Inc.
- Conversion of 950 shares of Series A Convertible Preferred Stock at a value of $855,000 for 299,564 shares of Common Stock.
- Issuance of 92,801 shares of Common Stock with a value of $444,258 in exchange for services.
- Automobiles valued at $141,535 were received for capital lease transactions.
- Issuance of 10,000 shares of Common Stock with a value of $41,250 in settlement of a legal matter.
-   A charge of $169,081 for stock options issued below market value.


    The accompanying notes are an integral part of these financial statements

                     WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  July 31, 1997

1.   NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the business
----------------------

The Company develops and markets low cost computer software, including licensed commercial software and "shareware." As a result of the merger with Q & A (see below) for a portion of fiscal 1997 the Company was also engaged in the business of selling intranet systems used to create internet home pages and other applications. Also as described below, the Company does not expect intranet revenues to continue in the future.

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of WIZ Technology, Inc. (a Nevada corporation) and its wholly-owned subsidiaries, Wiz Technology, Inc., Q & A Software Company ("Q & A") and CAPOTEC Intranet Business Solutions ("CAPOTEC") (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. At July 31, 1997 Q & A and CAPOTEC are substantially inactive.

Purchase of Q & A
-----------------

Effective March 8, 1996, the Company acquired all the net assets of Q & A Sales & Marketing ("Q & A") by the merger of Q & A into a newly formed Nevada subsidiary of the Company. In connection with the merger, Q & A's name was changed to Q & A Software Company. The Company issued 1,200,000 shares of Series B Convertible Stock and 299,994 shares of Common Stock in exchange for all the net assets of Q & A. The acquisition was accounted for as a purchase. As part of the merger agreement the Company was to register the shares issued to Q & A with the SEC. To date the Company has not registered these shares.


The purchase price related to the Q & A acquisition is as follows:

          Issuance of preferred stock                            $ 2,819,000
          Issuance of common stock                                   780,000
          Liabilities assumed                                      1,402,627
                                                               --------------

                                                                 $ 5,001,627
                                                               ==============

The purchase price was allocated to the acquired assets as follows:

          Trade accounts receivable                                $ 350,000
          Inventory                                                  451,627
          Equipment                                                  100,000
          License agreement                                        3,500,000
          Covenant not to compete                                    600,000
                                                               --------------

                                                                 $ 5,001,627
                                                               ==============

The Company has consolidated the results of Q & A since the effective date of the merger.

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------

Purchase of Q & A (continued)
-----------------------------

The following unaudited pro forma consolidated results of operations of the Company for the year ended July 31, 1996 assume that the acquisition of Q & A occurred on August 1, 1995. The pro forma results presented below are not necessarily indicative of the actual results of operations had Q & A been acquired as of the earlier date, nor are they necessarily indicative of future results of operations.

                                                                   1996
                                                               --------------
                                                                (unaudited)
          Revenues                                               $ 7,705,495
          Net loss                                                (3,291,262)
          Net loss per common share                                    (0.37)

License agreement, covenant not to compete and intranet sales
-------------------------------------------------------------

The license agreement acquired in the Q & A merger provides the Company the worldwide, exclusive rights to sell intranet systems to the public at large or to retailers, wholesalers, distributors or original equipment manufacturers. These systems are based on internet technology and use a relational database to create dynamic and interactive home pages and numerous other applications. The license agreement's value and useful life of 10 years were independently determined by a reputable evaluator. Amortization expense for the years ended July 31, 1997 and 1996 was $350,000 and $131,247.

The five year covenant not to compete entered into with the Q & A merger restricts the former parent and two officers of Q & A from developing, marketing and selling boxed software, CD-ROM software or budget consumer software to consumers throughout the world at manufacturer's suggested retail prices of less than $50 per unit. Amortization expense related to this covenant was $120,000 and $43,000 for the years ended July 31, 1997 and 1996.

Under the terms of the license agreement, on January 31, 1997 the Company sold two of its existing intranet contracts to American Data Intranet Systems, Inc.
(ADIS), an affiliate of American Data Technology, Inc. (ADTI), for $2,000,000. ADTI transacts other business with the Company relating to outside software-fulfillment. The terms of the sale called for $450,000 in cash, which was applied first to a $250,000 prior receivable, and the balance of $1,550,000 to be collected over 51 months beginning in October 1997.

As part of the merger with Q & A the Company acquired employees with the technical expertise and contacts to enable the Company to enter the intranet market. When the Company failed to register the shares issued in the Q & A merger relationships with these employees deteriorated and they left the Company's employ, leaving the Company unable to market the intranet business. Consequently, on October 27, 1997 the holder of the license agreement notified the Company that it was canceling the agreement based on its evaluation that the Company was not aggressively marketing the intranet technology. Also subsequent to year end, the Company became aware that

                     WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------------------

License agreement, covenant not to compete and intranet sales (continued)
-------------------------------------------------------------------------

the remaining balance of $1,550,000 from sales of intranet contracts to ADIS was unlikely to be collected.

Another of the original benefits to the merger with Q & A was the potential to expand the Company's customer base and sell to large retailers. The Company began to sell its products through these large retailers, but found that the sales terms placed on the Company's products and the slowness of the retailers to pay made it impossible for the Company to be profitable in this market. Therefore, the Company decided to discontinue selling its products through these large retailers.

Based on these facts, it was determined that the license agreement and covenant not to compete had little or no future economic value to the Company and should be written off according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for Long-Lived Assets". SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Since these intangible assets were determined to provide no future cash flows to the Company their net values of $3,018,757 and $437,000, respectively, were written off in a non-cash charge to operations, increasing the 1997 loss by $.37 per share.

Revenue recognition
-------------------

The Company recognizes revenue from product sales upon shipment. Under specified conditions, distributors and resellers may return products to the Company for credit against additional purchases or, in the event the Company reduces its selling prices, receive credits for the reduction in selling price. The amount of potential product returns, including returns under the Company's warranty program, and credits for selling price reductions are estimated and provided for in the period of the sale.

Accounts receivable and sales returns
-------------------------------------

The allowance for doubtful accounts and sales returns includes management's estimate of the amount expected to be lost on specific accounts and for losses on other as yet unidentified accounts included in accounts receivable. In estimating the allowance component for unidentified losses and returns, management relies on historical experience. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and sales returns in the accompanying financial statements.

                     WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------------------

Inventories
-----------

Inventories are reported at the lower of cost (determined on the first-in-first-out method) or market. Allowances for slow moving and obsolete inventory are based on management's estimate of the amount considered obsolete based on specific review of inventory items. In estimating the allowance, management relies on its knowledge of the industry as well as its current inventory levels. The amounts the Company will ultimately realize could differ materially in the near term from amounts estimated by management.

Equipment
---------

Equipment, including certain assets under capital lease, are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets or over the lesser of the term of the lease or the estimated useful life for leasehold improvements and assets under capital leases.

Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized. Upon the sale or retirement of equipment, the accounts are relieved of the cost and the related accumulated depreciation and amortization, and any resulting gain or loss is included in operations.

Software development costs
--------------------------

The Company capitalizes internal software development costs in accordance with Statement of Financial Accounting Standards No. 86. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. The Company uses the working model approach to establish technological feasibility. Amortization is computed on an individual product group basis and is the greater of: (a) the ratio of current gross revenues for a product group to the total current and anticipated future gross revenues for the product, or (b) the straight-line method over the estimated economic life of the product. Currently, the Company is using an estimated economic life of three years for all capitalized software costs. Amortization expense was $199,181 and $260,909 for the years ended July 31, 1997 and 1996, respectively. During the fourth quarter of 1996 the Company chose to discontinue several products as a result of its strategic redirection due to the merger with Q & A. As a result, software development costs of $558,808 were written off through a charge to cost of revenues.

Income taxes
------------

The Company follows the Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount

                     WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------------------

Income taxes (continued)
------------------------

expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Net loss per common share
-------------------------

Net loss per common share is computed by dividing reported net loss by the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalents were excluded from the computations of net loss per share because the effect of including such equivalents in the computation would have been anti-dilutive.

Fair value of financial instruments
-----------------------------------

The fair value of financial instruments, consisting principally of notes payable, convertible debt and obligations under capital leases, is based on interest rates available to the Company and comparison to quoted prices. The fair value of these financial instruments approximates carrying value.

Stock based compensation
------------------------

The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation costs for stock based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of the grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company adopted the provisions of pro forma disclosure requirements of SFAS 123 in fiscal 1997. Options granted to non-employees are recognized at their estimated fair value at the date of grant.

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform with current year presentation.

                     WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


2.   GOING CONCERN
------------------

As shown in the financial statements, the Company has incurred a net loss of $12,500,000 during the two years ended July 31, 1997, and, as of that date, had a working capital deficiency of over $3,000,000. As more fully described in Note 8 of the financial statements, the Company is in default on substantially all its loan agreements which, among other things, causes the balances to become due on demand. The Company is not aware of any alternate sources of capital to meet such demands, if made. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has reoriented the Company back to the business of selling budget software to smaller retailers. In addition, the Company has begun to develop a marketing strategy to sell software to the fundraising industry through non-profit organizations such as: schools, Churches and other non-profit and fraternal groups. Management has also taken steps to reduce overhead costs and improve the results of operations and is attempting to negotiate settlements with debt holders and trade vendors. There can be no assurance that the Company will be successful in its efforts to become profitable or negotiate settlements. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3.   CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
-----------------------------------------------------------

The Company, from time to time, has cash deposits at financial institutions in amounts in excess of federally-insured limits. The Company believes that credit risk related to its cash deposits is limited due to the quality of the financial institutions and the Company's policy which limits credit exposure to any one financial institution.

The Company's customers are located in several geographic markets, primarily in the United States and Canada. Short-term unsecured credit is granted to its customers, substantially all of whom are engaged in business activity within the retail distribution industry. Net revenues by geographic markets for the years ended July 31, 1997 and 1996 are as follows:

                                                          1997        1996
                                                       ---------    ---------
          United States                                    93%          74%
          Canada                                            3%          9%
          Australia                                         3%          10%
          Other                                             1%          7%
                                                       ---------    ---------
                                                           100%        100%
                                                       =========    =========

                     WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


3.   CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS (CONTINUED)
-----------------------------------------------------------------------

Net accounts receivable by geographic markets as of July 31, 1997 are as follows:


                                                                        1997
                                                                    ----------
           United States                                                90%
           Canada                                                        8%
           Australia                                                     2%
                                                                    ----------
                                                                       100%
                                                                    ==========

As of July 31, 1997 two customers accounted for approximately 83% of total net accounts receivable.

During the year ended July 31, 1996, one customer represented 14% of total net revenues. In 1997, the largest customer represented 12% of computer software sales.


4.   ACCOUNTS RECEIVABLE
------------------------

Activity relating to the allowance for doubtful accounts and sales returns is as follows:

                                                  1997           1996
                                             ------------   -----------

        Balance at beginning of year          $   607,653    $  65,346

        Provision                                 825,478      621,637

        Charges                                (1,088,232)     (79,330)
                                             -------------   ----------

        Balance at end of year                $   344,899    $ 607,653
                                             =============   ==========

5.   INVENTORIES
----------------

                                                                     1997
                                                              ----------------
        Raw materials                                              $ 309,414
        Finished goods                                               341,241
                                                              ----------------

                                                                     650,655

        Allowance for slow moving and obsolete inventories          (312,000)
                                                              ----------------

                                                                   $ 338,655
                                                              ================

                     WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements


5.   INVENTORIES (CONTINUED)
----------------------------
Activity relating to the allowance for slow moving and obsolete inventories is as follows:
                                                1997                  1996
                                          ----------------     -----------------

        Balance at beginning of year        $    478,022          $     60,000

        Provision                                298,307               952,508

        Charges                                 (464,329)             (534,487)
                                          ----------------     -----------------

        Balance at end of year              $    312,000          $    478,021
                                          ================     =================

6.   PREPAID EXPENSES
---------------------

                                                                      1997
                                                                  --------------

       Advanced royalties                                            $ 52,755
       Deposits                                                        19,702
       Other                                                           25,854
                                                                  --------------

                                                                     $ 98,311
                                                                  ==============


7.   EQUIPMENT
--------------

                                             LIFE IN YEARS                     1997
                                     ------------------------------       ---------------
       Equipment                                   5                           $ 467,976
       Automobiles                              3 to 5                           304,519
       Furniture and fixtures                   5 to 7                            65,455
       Leasehold improvements        Lesser of useful life or lease term          37,268
       Displays                                 1 to 3                            65,668
                                                                          ---------------

                                                                                 940,886
       Less:  accumulated depreciation and amortization                         (485,043)
                                                                          ---------------
                                                                               $ 455,843
                                                                          ===============


Certain equipment and automobiles under capital leases totaling $401,570 with related accumulated depreciation of $188,360 are included in equipment as of July 31, 1997.

Depreciation and amortization for 1997 and 1996 was $268,734 and $243,348, respectively.

                                     WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                                  Notes to Consolidated Financial Statements

8.   DEBT
---------

Notes payable
-------------

At July 31, 1997, the Company had four convertible notes of $125,000 each payable to four individuals. The notes provide for interest payable on a quarterly basis at Bank of America's prime lending rate plus 2% (9% at July 31, 1997). These notes, which were due and payable on August 22, 1996, are in default and the note holders have initiated legal action against the Company. In response, the Company acknowledges the obligation and is attempting to arrive at a negotiated settlement of this obligation.

Warrants to purchase 30,000 shares of common stock were granted to each note holder at an exercise price of $2.50 per share. These warrants expire in August 2000. The Company charged interest expense for the difference between the fair value of its common stock (less a discount of 25%) on the date of grant and the exercise price. The total of this charge for the year ended July 31, 1996 was $67,081.

Convertible debentures
----------------------

On October 14, 1996, the Company issued 7% Convertible Debentures in the principal sum of $1,250,000 which mature on October 14, 1999. The interest compounds annually and is payable on a semi-annual basis commencing six months after the date of the Debentures. The Debentures may be converted, at the holder's option, up to 33 1/3% of the aggregate original principal amount beginning after the 90th day following the date of the issuance; 66 2/3% after the 125th day; and 100% after the 170th day. The conversion price shall be equal to the lesser of: 1) 110% of the average closing bid price (as reported on the American Stock Exchange) of the Company's common stock for the 5 consecutive trading days ending on the trading day immediately preceding the date of the agreement, or 2) 82% of the average closing bid price of the Company's common stock for the 5 consecutive trading days ending on the trading day immediately preceding a Conversion Date, as defined. In conjunction with the issuance of the Debentures, the Company granted warrants to purchase 37,500 shares of common stock at an exercise price of $5 per share. These warrants expire on October 14, 1999. As of July 31, 1997, none of the debt had been converted and no warrants exercised. Subsequent to year end, $80,000 of debt was converted into 1,445,145 shares of the Company's common stock. The Company is in default with respect to several covenants of this debenture agreement. At July 31, 1997 the entire outstanding balance has been classified as a current liability. Since the Company does not have the cash to repay these debentures, management is negotiating with the holders a settlement of the outstanding obligation.

9.   OTHER ACCRUED EXPENSES
---------------------------

                                                         1997
                                                    ---------------
        Payroll taxes                                 $    129,687
        Royalties                                           94,878
        Interest                                            83,838
        Other                                               34,125
                                                    ---------------

                                                      $    342,528
                                                    ===============

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

10.  STOCKHOLDERS' EQUITY
-------------------------

Series A Convertible Preferred Stock
------------------------------------

In November 1995, the Company issued 2,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") for $2,000,000, net of $200,000 of issuance costs. During 1996, 950 shares of Series A Preferred were converted into 299,564 shares of common stock. In the event of liquidation, dissolution, or winding up on the Company, whether voluntary or involuntary, the Series A Preferred carries a preference of $1,000 per share. Each share of Series A Preferred is convertible, at the option of its holder, into the number of common shares at the initial conversion rate, subject to certain adjustments in the event of reclassification, exchange or substitution of shares or reorganization, merger, consolidation or sale of assets. The initial conversion rate is the number of shares of common stock equal to $1,000 divided by the lower of 80% of the market price or $3.4375. The Series A Preferred carries no voting rights and is not redeemable. The holders are entitled to dividends when and as declared by the Board of Directors at the rate of $80 per year, payable semi-annually. No dividends were declared during the years ended July 31, 1997 and 1996. In conjunction with the issuance of Series A Preferred, warrants to purchase 200,000 shares of the Company's Common Stock were issued at an exercise price of $3.4375 per share and another 25,000 warrants were issued at an exercise price of $4.00 per share. These warrants expire on November 1, 2000. During the year ended July 31, 1997, 400 shares were converted into 897,395 shares of the Company's common stock and no warrants were converted. In August 1997, 50 shares were converted into 416,667 common shares.

Series B Convertible Preferred Stock
------------------------------------

In connection with the acquisition of Q & A, the Company issued 1,200,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). In the event of any liquidation, dissolution or winding up of the company, whether voluntary of involuntary, the Series B Preferred carries a preference of $1.00 per share. Each share of Series B Preferred is convertible, at the option of the holder, into one share of common stock according to an established timetable until May 1998. Each holder of Series B Preferred is entitled to cast the number of votes as if the Series B Preferred had been converted to common shares. The holders are entitled to receive dividends, when and as declared by the Board of Directors.

No dividends were declared during the years ended July 31, 1997 and 1996. As long as at least 100,000 shares of Series B Preferred are outstanding or until March 15, 1999, the holders of Series B Preferred have the right to purchase antidilution shares of common stock in the event of a "trigger event", as defined, at the same price as such shares are offered in the trigger event. During the year ended July 31, 1997, 200,000 shares were converted into 200,000 shares of the Company's common stock.

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

10.  STOCKHOLDERS' EQUITY (CONTINUED)
-------------------------------------

Stock options
-------------

The Company's 1992 Stock Option Plan (the "Plan"), as amended, authorizes the issuance of up to 2,000,000 shares of common stock to employees, officers and directors of the Company.

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

Stock appreciation rights and/or restricted stock may be granted in conjunction with, or may be unrelated to, stock options. A stock appreciation right entitles a participant to receive a payment, in cash or common stock or a combination thereof, in an amount equal to the excess of fair market value of the stock at the time of exercise over the fair market value of the date of grant. Stock appreciation rights may be exercised during a period of time fixed by the Committee not to exceed ten years after the date of grant or three years after death or disability, whichever is later. There were no stock appreciation rights outstanding at July 31, 1997 and 1996.

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

In addition to options granted under the Plan, the Company has granted 20,000 and 300,000 three-year options at a price of $1.50 per share to a former officer and current officer/stockholders, respectively, which do not come under the provisions of the Plan.

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

10.  STOCKHOLDERS' EQUITY (CONTINUED)
------------------------------------

Stock options (continued)
-------------------------

The following table summarizes shares under option, including options both under the Plan and outside the Plan, for the years ended July 31, 1997 and 1996:


                              1997                              1996
                          -------------------------------   -------------------------------
                            Number of          Price          Number of          Price
                             Shares          Per Share         Shares          Per Share
                          --------------   --------------   --------------   --------------
Beginning of year             1,128,936     $1.50-$3.50           936,772     $1.50-$2.50
Granted                       1,320,638     $.50-$4.06            292,373     $3.00-$3.50
Exercised                        (3,500)       $1.50              (99,018)    $1.50-$2.25
Canceled                       (278,000)       $1.50               (1,191)       $3.50
                          --------------   --------------   --------------   --------------

End of year                   2,168,074     $.50-$4.06          1,128,936     $1.50-$3.50
                          ==============   ==============   ==============   ==============

Exercisable                     847,436                         1,075,508
                          ==============                    ==============

Combined transactions in employee options for fiscal 1997 and 1996 are as follows:

                                    1997                               1996
                       --------------------------------   ---------------------------------
                                           Weighted                            Weighted
                          Number of         Average          Number of         Average
                           Shares        Exercise Price       Shares        Exercise Price
                       ----------------  --------------   ----------------  ---------------
Beginning of year            1,039,436       $2.48                936,772       $2.23
Granted                      1,320,638       $0.92                147,873       $4.06
Exercised                       (3,500)      $1.50                (44,018)      $2.09
Canceled                      (278,000)      $1.50                 (1,191)      $3.50
                       ----------------  --------------   ----------------  ---------------

End of year                  2,078,574       $1.62              1,039,436       $2.48
                       ================  ==============   ================  ===============

The following information applies to employee options outstanding at July 31, 1997:

                                  Outstanding                           Exercisable
                  ---------------------------------------------   -------------------------
                                 Weighted Average    Weighted                    Weighted
                                     Remaining        Average                     Average
Range of           Number of        Contractual      Exercise      Number of     Exercise
   exercise prices   Shares        Life (Years)        Price         Shares        Price
-------------------------------  ------------------  ----------   -------------  ----------
      $0.50          1,045,638          3.5             $0.50               -           -
 $1.50 to $4.06      1,032,936          1.5              2.76        1,032,936      $2.76
                  -------------  ------------------  ----------   -------------  ----------
                     2,078,574          2.5             $1.62        1,032,936      $2.76
                  =============  ==================  ==========   =============  ==========

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

10.  STOCKHOLDERS' EQUITY (CONTINUED)
-------------------------------------

Stock options (continued)
------------------------

Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                               1997                 1996
                                          ----------------     ----------------
Net loss
   As reported                              $ (9,373,855)        $ (3,127,536)
   Pro forma                                 (10,350,069)          (3,824,964)

Primary earnings per share
   As reported                                   $ (0.99)             $ (0.37)
   Pro forma                                       (1.10)               (0.46)


These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. In addition, potential deferred tax benefits of approximately $646,000 in 1997 and 1996 have not been reflected in the pro forma amounts due to the uncertainty of realizing any benefit. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996:

Expected life (years)                                                 3.5
Risk-free interest rate                                              6.00%
Volatility                                                            200%

The weighted fair value of options granted during the year ended July 31, 1997 for which the exercise price approximated the market price on the grant date was $.92.

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


11.  INCOME TAXES
-----------------

Deferred income taxes are recorded based upon the differences between the financial statement and tax basis of assets and liabilities. Temporary differences which give rise to deferred income tax assets and liabilities are as follows:

                                                                    1997
                                                                --------------
    Deferred tax assets:
      Allowance for doubtful accounts                           $    138,000
      Allowance for slow moving and obsolete inventories             125,000
      Net operating loss carryforwards                             6,148,000
      Accrued vacation                                                17,000
                                                                --------------

        Total gross deferred tax assets                            6,428,000

     Valuation allowance                                          (6,428,000)
                                                                --------------

                                                                $          -
                                                                ==============

The net change during the year ended July 31, 1997 in the total valuation allowance was an increase of $4,148,287.

At July 31, 1997 the Company has net operating loss carryforwards for Federal and state income tax purposes in the amounts of approximately $14,662,000 and $7,331,000, respectively. These carryforwards begin to expire in 2009 and 1999, respectively.


12.  RELATED PARTY TRANSACTIONS
-------------------------------

Convertible debt to a related party bears interest at 10% per annum payable quarterly, is due on demand, and may be converted at the option of the lender into shares of the Company's common stock at the rate of $1.50 per share. Interest for 1997 and 1996 was paid quarterly and amounted to $8,000 annually.

On July 31, 1994, the Company loaned $33,000 to an officer/stockholder at an interest rate of 5% per annum, due on demand. As of July 31, 1997, the balance was $34,000, plus accrued interest of $2,415. Subsequent to year end the officer resigned from the Company and the note receivable was determined to be uncollectible.

At July 31, 1997, the Company had a note receivable from its President of $69,596. This note is due on demand.

The Company maintained a $100,000 certificate of deposit as collateral for a personal obligation of the Company's president. Subsequent to year end, the certificate matured and its proceeds were loaned to the president.

In 1997, a note receivable from a shareholder of $137,415 was determined to be uncollectible and written off.

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

13.  COMMITMENTS AND CONTINGENCIES
----------------------------------

Leases
------

The Company leases certain office equipment and automobiles under capital leases which expire at various dates through 2003. The Company leases its office and warehouse space and certain equipment and automobiles under operating leases expiring through 2000. The office and warehouse space lease requires the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the base rent and expires in March 1998. The Company anticipates renewing the current lease under its renewal option clause or, if this space is larger than necessary, leasing a smaller facility.

Future minimum annual lease payments under non-cancelable capital and operating leases with remaining terms of one year or more consist of the following at July 31, 1997:

                                               CAPITAL            OPERATING
                                               LEASES              LEASES
                                            --------------      --------------
             1998                            $    140,968         $    90,764
             1999                                  69,938               5,394
             2000                                  18,276               4,104
             2001                                  47,884                   -
                                            --------------      --------------

                                                  277,066         $   100,262
                                            ==============      ==============
     Less, amount representing interest           (42,590)
                                            --------------

                                             $    234,476
                                            ==============


Substantially all of the equipment and automobile leases are in default and therefore classified as current obligations on the balance sheet.

Rent expense for the years ended July 31, 1997 and 1996 totaled $194,584 and $279,506, respectively.


Employment agreements
---------------------

As of July 31, 1997, the Company has employment agreements with two officers. These two contracts originated at the time of the initial public offering and expired on July 31, 1997. Each agreement required annual base salaries of approximately $140,000, with annual increases at the discretion of the Board of Directors. The Board of Directors may also, at its discretion, award annual or other bonuses based on profitability of the Company, performance, or other criteria. No bonuses were paid to the officers during the years ended July 31, 1997 and 1996. Due to the cash flow shortages of the Company, both officers have not received their full salary during fiscal 1997. These unpaid wages of approximately $86,000 have been accrued at July 31, 1997. The officers are currently not covered by an employment contract and their annual salary has been reduced to $70,000 per annum.

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
----------------------------------------------

Consulting agreements
---------------------

Effective April 1, 1994, the Company entered into a two-part agreement with an unrelated party to provide financial and reporting advice to the Company. The agreement required the Company to pay $100,000 at the inception of the agreement for consulting services to be provided over a period of 24 months. The consulting potion of the agreement can be terminated by either the consultant or the Company with thirty days notice, and does not require the consultant to repay the Company any amounts. Accordingly, the Company considered it appropriate to expense the entire $100,000 during the year ended July 31, 1994. Under the requirements of the second part of the agreement, the consultant agreed not to provide similar services to current and prospective competitors of the Company for a period of three years, effective April 1, 1994, in exchange for 200,000 shares of the Company's common stock. The Company's stock has been placed in a trust and cannot be accessed by the consultant until March 1997. Due to the restrictions on the access and salability of the common stock, the Company discounted the value of the common stock by 30%. The covenant not to compete has been amortized using the straight-line method over the three-year term of the agreement. Amortization expense related to this covenant was $58,339 and $116,667 for 1997 and 1996, respectively.

Effective April 1, 1995, the Company entered into a two-part agreement with another unrelated party to provide financial and investor relations advice to the Company in exchange for 75,000 shares of the company's unregistered common stock. Due to the restrictions on the access and salability of the shares, the Company discounted the value of the shares by 30%. Under the first part of the agreement, 50,000 shares represented compensation for services to be rendered from April 1, 1995 to April 30, 1997. Under the second part of the agreement, 25,000 shares represented consideration under a covenant not to compete for the three-year period ended March 31, 1997; these shares to remain restricted until the end of the term. The covenant not to compete has been amortized using the straight-line method over the three-year term of the agreement. Amortization expense related to this covenant for 1997 and 1996 was $21,875 and $13,125, respectively.


Litigation
----------

The Company was awarded a judgment of approximately $364,000 (Canadian) with respect to its claim against a former distributor. The former distributor appealed the decision, but the appeal was abandoned. Subsequent to year end the Company accepted a settlement of $62,500 (Canadian).


On April 1, 1996 and May 24, 1996, the underwriter of the company's initial public offering, Strausbourger, Pearson Tulchin, Wolff, Inc., filed a lawsuit against the Company alleging breach of contract and for failing to register certain warrants. The Company's counsel is vigorously contesting these matters and believes that the Company will be successful in its defense.

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
----------------------------------------------

Litigation (continued)
----------------------

On October 29, 1996, a Nevada general partnership filed a complaint against the Company asserting three causes of action based on an alleged breach of contract. The complaint prays for damages to reimburse the plaintiff for the reasonable value of services allegedly provided to the company plus interest and attorney fees, or alternatively, 240,000 units of the company's product. The Company intends to vigorously defend the allegations stated in the complaint, as it believes such allegations to be without merit and has filed a cross complaint in the amount of $700,000 alleging that the partnership failed to perform the advertising for which it received $700,000 of the Company's products.

On March 4, 1997 a lawsuit was filed in the Orange County Superior Court of California by shareholders alleging the "issuance of false financial statements and other positive statements." The action seeks class action status for purchasers of the Company stock between December 11, 1995 and November 11, 1996. The complaint prays for relief as the court may deem just and proper. The Company intends to vigorously defend the allegations stated in the complaint, as it believes such allegations are without merit.

On April 16, 1997, the Company reached an agreement with Daisy Software, Inc., a former distributor of the Company's product, whereby the Company agreed to pay Daisy $185,000 over the next year for breach of contract. As of July 31, 1997, $129,000 remains to be paid.

On May 8, 1997 the Company was notified that the Securities and Exchange Commission is "conducting an informal inquiry concerning Wiz Technology, Inc. To determine whether there have been violations of certain provisions of the federal securities laws." The Company is cooperating fully with this process.

On May 28, 1997 ASR Recording Services of California, the Company's CD duplicator, sued the Company for approximately $200,000 in accounts payable. The Company and ASR have settled this litigation under an agreement by the Company to continue the services of ASR and comply with a payment schedule on the past due balance. As of October 1997 the unpaid balance was $150,000.

On September 10, 1997 the Company was sued in Orange County Superior Court by four investors who provided bridge loans to the Company totaling $500,000 in August 1996. The Company does not have the cash to repay the loan and is attempting to negotiate a settlement of this litigation.

The Company is involved in various other legal matters resulting from the normal course of business. Such legal matters, when ultimately determined, will not, in the opinion of management, have a material effect on the financial position or the results of operations of the Company.

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

14.  FOURTH FISCAL QUARTER ADJUSTMENTS
--------------------------------------

The Company recorded fourth quarter 1997 adjustments of $3,018,757 and $437,000 to write off the net value of the license agreement and covenant not to compete, respectively, as fully explained in Note 1. With the Q & A merger, discussed in
Note 1, the Company anticipated sales of its computer software products to increase as it entered the larger retailer market in mid 1996. It became apparent in the fourth quarter of fiscal 1997 that due to the larger retailers' sales terms and payment policies the Company would not be able to be profitable in this market. As a result, the Company sustained significant losses due to sales returns, bad debts and write offs of inventory from sales which occurred earlier in the year. This forced the Company to reorient itself back to selling software to smaller retailers and begin selling software through fundraising organizations. As a result of this decision sales levels were severely depressed. Also as part of the Q & A merger, the Company planned to enter the intranet business by obtaining a license agreement and several key contacts and employees from Q & A. The Company was beginning to realize revenue from the intranet business when the former Q & A employees decided to leave the Company. This left the Company without the contacts or relationships to successfully market the intranet business, forcing the Company to conclude that there was little potential for future revenue from the intranet business.

The Company recorded fourth quarter 1996 adjustments aggregating approximately $3.4 million that increased the net loss for the quarter as follows:

- Wrote off $700,000 of disputed advertising credits.
- Increased the allowance for doubtful accounts by $528,000.
- Accrued $140,000 for an arbitration settlement.
- Wrote off $560,000 in software development costs.
- Increased the allowance for slow moving and obsolete inventory by $630,000.
- Reversed $350,000 of sales booked in the fourth quarter that were returned subsequent to July 31, 1996.
- Recorded miscellaneous charges of $517,000.

                               See accountants' review report.