Form 10-Q
period 1997-10-31
WIZ TECHNOLOGY INC
filed 1997-12-17
CIK 914282

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934
                 For the quarterly period ended October 31, 1997
--------------------------------------------------------------------------------
                                       OR

[  ]TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURTIES EXCHANGE
      ACT OF 1934

For the transaction period from                          to
================================================================================
                         Commission file number: 1-12726
--------------------------------------------------------------------------------
                              WIZ TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Nevada                                         33-0560855
--------------------------------------------------------------------------------
State or other jurisdiction of incorporation  IRS Employer Identification Number

                   32951 Calle Perfecto, San Juan Capistrano, CA 92675
--------------------------------------------------------------------------------
                Address of Principal Executive Offices (Zip code)

                                (714) 443-3000
--------------------------------------------------------------------------------
             Registrant's Telephone Number, Including Area Code

                                     N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changes since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES_______                             NO    X

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

         YES_______                             NO_______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,306,663 at October 31, 1997

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                             (A NEVADA CORPORATION)

                              INDEX TO FORM 10-QSB

                                OCTOBER 31, 1997


                         Part 1 - Financial Information

Item 1 - Financial Statements

Item 2 - Management's Discussion and Analysis of Operations


                           Part II - Other Information

Item 1 - Legal Proceedings

Item 2 - Change in Securities

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

                                   Signatures

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                             (A NEVADA CORPORATION)


                         Part 1 - Financial Information


ITEM 1 - FINANCIAL STATEMENTS

     Consolidated Balance Sheet
     Consolidated Income Statements
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                              Consolidated Balance Sheet
                                    (Unaudited)



                                                                  October 31,
                                                                      1997
                                                                 ---------------
                              ASSETS

Current assets:
  Cash                                                           $       21,629
  Accounts receivable, less allowance of $344,900                        46,911
  Inventories, less allowance of $312,000                               268,230
  Prepaid expenses                                                       88,741
                                                                 ---------------
   Total current assets                                                 425,511

Note receivable from officer                                            169,596

Equipment                                                               413,136
                                                                 ---------------

                                                                 $    1,008,243
                                                                 ===============

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Convertible debt                                               $    1,170,000
  Obligations under capital lease                                       213,907
  Notes payable                                                         500,000
  Convertible debt to related party                                      80,000
  Accounts payable                                                    1,241,716
  Accrued settlement expense                                            109,000
  Accrued salaries and wages                                            167,102
  Other accrued expenses                                                396,511
                                                                 ---------------
    Total current liabilities                                         3,878,236
                                                                 ---------------

Commitments and contingencies                                               -

Stockholders' deficit:
  Preferred stock, $.001 par value, 10,000,000 shares authorized
     Series A, 550 shares issued and outstanding                              1
     Series B, 1,000,000 shares issued and outstanding                    1,000
  Additional paid-in capital, preferred                               2,842,999
  Common stock, $.001 par value, 50,000,000 shares authorized,
     13,306,663 shares issued and outstanding                            13,307
  Additional paid-in capital, common                                 10,133,226
  Accumulated deficit                                               (15,860,526)
                                                                 ---------------
    Net stockholders' deficit                                        (2,869,993)
                                                                 ---------------

                                                                 $    1,008,243
                                                                 ===============


                   See accompanying notes to financial statements

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                      Three Months Ended
                                               ---------------------------------
                                                  October 31,       October 31,
                                                    1997              1996
                                               ---------------   ---------------

Revenue:
   Computer software                           $      182,974    $    1,319,175
   Intranet systems                                       -                 -
                                               ---------------   ---------------
                                                      182,974         1,319,175

Costs and expenses:
  Cost of revenues - computer software                111,273           599,689
  Selling, general and administrative                 588,025           949,857
                                               ---------------   ---------------

     Total costs and expenses                         699,298         1,549,546
                                               ---------------   ---------------

     Loss from operations                            (516,324)         (230,371)
                                               ---------------   ---------------

Nonoperating (expenses) income:
  Interest income                                       1,528             8,367
  Interest expense                                    (36,199)          (23,436)
  Other                                                   -              (3,223)
                                               ---------------   ---------------

     Total nonoperating expenses                      (34,671)          (18,292)
                                               ---------------   ---------------

Net loss                                       $     (550,995)   $     (248,663)
                                               ===============   ===============

Net loss per common share                      $        (0.05)   $        (0.03)
                                               ===============   ===============

Weighted average number of common shares
   outstanding                                     12,063,896         8,985,191
                                               ===============   ===============


                   See accompanying notes to financial statements

                                  WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                                                (Unaudited)

                                                               Three Months Ended
                                                            --------------------------
                                                            October 31,   October 31,
                                                               1997          1996
                                                            ------------  ------------
Cash flows from operating activities:
  Net loss                                                  $  (550,995)  $  (248,663)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                               42,707       219,318
     Amortization of software development costs                       -        33,196
     Services rendered for stock previously issued                    -         9,450
     Common stock issued for services rendered                   18,000             -
    (Increase) decrease in assets:
      Accounts receivable                                       222,923        (7,003)
      Inventories                                                70,425        11,358
      Prepaid expenses and other assets                         109,570        20,900
    Increase (decrease) in liabilities:
      Accounts payable                                           89,171      (709,338)
      Accrued salaries and wages                                  7,104       (11,345)
      Other accrued expenses                                     33,983      (269,547)
                                                            ------------  ------------
    Net cash provided (used) by operating activities             42,888      (951,674)
                                                            ------------  ------------

Cash flows from investing activities:
  Purchases of equipment                                              -        (3,318)
  Increase in notes receivable                                 (100,000)      (10,000)
  Capitalized software development costs                              -        (5,500)
                                                            ------------  ------------
    Net cash used by investing activities                      (100,000)      (18,818)
                                                            ------------  ------------

Cash flows from financing activities:
  Proceeds from notes payable                                         -     1,212,500
  Principal payments on obligations under capital lease         (20,569)      (27,638)
                                                            ------------  ------------
    Net cash (used) provided by financing activities            (20,569)    1,184,862
                                                            ------------  ------------

Net (decrease) increase in cash                                 (77,681)      214,370

Cash, beginning of period                                        99,310       450,971
                                                            ------------  ------------

Cash, end of period                                         $    21,629   $   665,341
                                                            ============  ============



Supplemental schedule of non-cash financing activity:

October 31, 1997
----------------

- Conversion of 100 shares of Series A Preferred stock into 916,667 shares of Common stock.

-  Conversion of $80,000 of debt into 1,445,095 shares of Common stock.

-  Issued 150,000 Common shares for legal services valued at $18,000.

                   See accompanying notes to financial statements

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997


1.   UNAUDITED INTERIM FINANCIAL INFORMATION
--------------------------------------------

     The interim financial statements are unaudited, but, in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at October 31, 1997, the results of operations and the cash flows for the three months ended October 31, 1997 and October 31, 1996. The results of operations for the three months ended October 31, 1997 are not necessarily indicative of the results of operations to be expected for the full year ending July 31, 1998.

2.   NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------

     Nature of the business
     ----------------------

     The Company develops and markets low cost computer software, including licensed commercial software and "shareware." As a result of the merger with Q & A (see below) the Company was also engaged in the business of selling intranet systems used to create internet home pages and other applications. As explained below, the Company does not expect intranet revenues to continue in the future.

     Principles of consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of WIZ Technology, Inc. (a Nevada corporation) and its wholly-owned subsidiaries, Wiz Technology, Inc., Q & A Software Company ("Q & A") and CAPOTEC Intranet Business Solutions ("CAPOTEC") (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. At October 31, 1997 Q & A and CAPOTEC are substantially inactive.

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

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------

     Purchase of Q & A (continued)
     ----------------------------


The purchase price was allocated to the acquired assets as follows:

          Trade accounts receivable                       $ 350,000
          Inventory                                         451,627
          Equipment                                         100,000
          License agreement                               3,500,000
          Covenant not to compete                           600,000
                                                         -----------

                                                         $ 5,001,627
                                                         ===========


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

    The five year covenant not to compete entered into with the Q & A merger restricts the former parent and two officers of Q & A from developing, marketing and selling boxed software, CD- ROM software or budget consumer software to consumers throughout the world at manufacturer's suggested retail prices of less than $50 per unit.

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

    As part of the merger with Q & A the Company acquired employees with the technical expertise and contacts to enable the Company to enter the intranet market. When the Company failed to register the shares issued in the Q & A merger relationships with these employees deteriorated and they left the Company's employ, leaving the Company unable to market the intranet business. Consequently, on October 27, 1997 the holder of the license agreement notified the Company that it was canceling the agreement based on its evaluation that the Company was not aggressively marketing the intranet technology. Also, the Company became aware that the remaining balance of $1,550,000 from sales of intranet contracts to ADIS was unlikely to be collected.

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------------------

    License agreement, covenant not to compete and intranet sales (continued)
    -----------------------------------------------------------------------

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

    Based on these facts, it was determined in fiscal 1997 that the license agreement and covenant not to compete had little or no future economic value to the Company and should be written off according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for Long-Lived Assets". SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

    Since these intangible assets were determined to provide no future cash flows to the Company, their net values of $3,018,757 and $437,000, respectively, were written off in a non-cash charge to operations, increasing the fiscal 1997 loss by $.37 per share.


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

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  GOING CONCERN
-----------------

    The Company has incurred a net loss of $12,500,000 during the two years ended July 31, 1997, and an additional loss of $550,000 in the first quarter of fiscal 1998 and, as of October 31, 1997, had a working capital deficiency of over $3,400,000. The Company is in default on substantially all its loan agreements which, among other things, causes the balances to become due on demand. The Company is not aware of any alternate sources of capital to meet such demands, if made. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                             (A NEVADA CORPORATION)


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
    -------------------------------------------------------------------

    (a) PLAN OF OPERATION

    The Company expects to continue its core business of the sale of low-budget software and its efforts to expand sales by selling software through the Fundraising community.

    The Company does not expect to incur material research and development costs for the next twelve months. Management believes that there are sufficient software titles in the Company's library which can be marketed effectively. The Company is attempting to sell some of its automobiles and has no plans to purchase any equipment in the foreseeable future, nor will it add a significant number of employees.

    (b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    At October 31, 1997, stockholder's deficit was $2.9 million and total liabilities were $3.9 million and the working capital deficiency was $3.4 million.

    Sales for the periods ended October 31, 1997 and 1996 were $183,000 and $1,319,000, respectively. This is a decline in sales of 86% along with a decrease in the related cost of sales of 81%. This is a result of management's decision to discontinue selling its software through large retailers due to the large retailer's detrimental payment terms and policies.

    The 38% decrease in selling, general and administrative expenses is the result of having fewer employees and a reduction of overhead costs. The decrease in sales resulted in the October 31, 1997 loss of approximately $550,000 compared to the $249,000 loss reported at October 31, 1996.

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                             (A NEVADA CORPORATION)

                           Part II - Other Information

     ITEM 1 - LEGAL PROCEEDINGS

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

     On April 16, 1997, the Company reached an agreement with Daisy Software, Inc., a former distributor of the Company's product, whereby the Company agreed to pay Daisy $185,000 over the next year for breach of contract. As of October 31, 1997, $109,000 remains to be paid.

     On May 8, 1997 the Company was notified that the Securities and Exchange Commission is "conducting an informal inquiry concerning Wiz Technology, Inc. to determine whether there have been violations of certain provisions of the federal securities laws." The Company is cooperating fully with this process.

     On May 28, 1997 ASR Recording Services of California, the Company's CD duplicator, sued the Company for approximately $200,000 in accounts payable. The Company and ASR have settled this litigation under an agreement by the Company to continue the services of ASR and comply with a payment schedule on the past due balance. As of October 31, 1997 the unpaid balance was $154,000.

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

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                             (A NEVADA CORPORATION)

                           Part II - Other Information

     ITEM 2 - CHANGES IN SECURITIES

     During the three months ended October 31, 1996, 100 Series A Preferred shares were converted into 916,667 Common shares; holders of convertible debt in the aggregate principal amount of $80,000 converted their debt into 1,445,095 Common shares; and 150,000 Common shares were issued for legal services.

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     The Company is in default on the $1,165,000 of 7% convertible debentures. Management has been in close contact with the investors in these debentures and is negotiating a settlement of the outstanding obligation.

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

     ITEM 5 - OTHER INFORMATION

     None

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     None

                      WIZ TECHNOLOGY, INC. AND SUBSIDIARIES
                             (A NEVADA CORPORATION)



                                   Signatures


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     WIZ TECHNOLOGY, INC.
     (A NEVADA CORPORATION)
     Registrant


     /s/ Mar-Jeanne Tendler
     ------------------------------------         ---------------------------
     Mar-Jeanne Tendler, Chairman of the Board              Date


     /s/ Arthur S. Tendler
     ------------------------------------         ---------------------------
     Arthur S. Tendler, President & Director                Date